Form 10-Q
period 2025-06-30
Circle Internet Group, Inc.
filed 2025-08-12
CIK 1876042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 333-258582

CIRCLE INTERNET GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-2840247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One World Trade Center New York, NY 10007
(332) 334-0660
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CRCL	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2025, the registrant had outstanding 209,836,558, 19,591,373, and nil of shares of Class A, Class B, and Class C common stock, respectively, each with a par value of $0.0001.

Glossary
Definitions
We provide this glossary to help those reading this Form 10-Q understand the industry and other technical terms that are used in this Form 10-Q. For many of these terms, there is no generally accepted definition; in this glossary, we present our definition of such terms as used in this Form 10-Q.
•“API” or “application programming interface” is a software interface for two or more computer programs or components to communicate with each other.
•“blockchain” and “blockchain networks” are systems in which transactions are recorded across computers linked in peer-to-peer (“P2P”) networks.
•“cross-chain transfer protocol” or “CCTP” is a protocol that enables USDC to flow securely between blockchains.
•“cryptographic key” is a string of characters used to encrypt and decrypt data.
•“cryptography” is the process of encrypting and decrypting data.
•“digital wallets” are electronic devices, online services, or software programs that allow one party to make electronic transactions with another party bartering digital currency units for other digital assets, goods, and services.
•“distributed computing” is the process by which multiple computers work together to solve computational tasks.
•“electronic money token” or “e-money token” means a type of digital asset that purports to maintain a stable value by referencing the value of one official currency.
•“FBO account” or “for-the-benefit of account” is an account set up by a company to manage funds titled for the benefit of certain other persons. In our case, we hold the cash portion of Circle stablecoin reserves at banks in accounts that are titled FBO holders of Circle stablecoins.
•“fractional reserve banks” are banks that keep only a fraction of customer deposits in withdrawable funds and make other use of certain customer deposits, such as by lending them to borrowers or investing in financial instruments.
•“gas fee” is the fee required to conduct a transaction or execute a contract on a blockchain.
•“interoperability” is the ability of different blockchains to exchange information and work together frictionlessly.
•“M2 money stock” is the money supply that includes cash, checking and savings account deposits, and other short-term savings deposits.
•“meaningful wallets” or “MeWs” are onchain digital asset wallets holding $10 or more of USDC.
•“multi-party computation based wallets” or “MPC-based wallets” are digital asset wallets that use multi-party computation (i.e., a cryptographic technique that allows multiple parties to jointly compute a function without revealing their individual inputs) to offer strong security guarantees to those that manage digital assets.
•“neo-bank” is a financial technology firm that offers apps, software, or other technologies to streamline mobile and online banking, which may or may not possess a traditional banking license.
•“onchain apps” are software applications that use digital assets and smart contracts and deliver services using blockchain networks.
•“onchain transactions” are transactions that are carried out on the blockchain from start to finish. We measure onchain transactions by parsing and querying transaction data from blockchains that support USDC.
•“on-ramps” and “off-ramps” are channels between fiat currency and stablecoins.
•“payment stablecoins” are stablecoins that (i) are designed to maintain a stable value relative to a reference fiat currency on a one-for-one basis, (ii) can be redeemed for such reference fiat currency on a one-for-one basis, and (iii) are backed by assets held in a reserve that are considered low-risk and readily liquid with a value in such reference fiat currency that meets or exceeds the redemption value of the stablecoins in circulation.
•“private key” is a string of letters and numbers that allows a person to access and manage his/her digital assets in a digital wallet or other custodial solution, similar to a password.
•“programmability,” with respect to money or digital assets, occurs when rules that define or constrain usage can be embedded into the money or digital asset.

•“proof of stake” is a consensus mechanism that blockchains can use to agree upon a single true record of data history, in which traders are required to “stake” a portion of their digital assets as collateral, and if a trader adds a transaction to the blockchain that other validators deem to be invalid, they may lose a portion of what they staked.
•“rails” are the underlying infrastructure and systems that facilitate the transfer of value between parties.
•“secured overnight financing rate” or “SOFR” is a benchmark interest rate published by the Federal Reserve Bank of New York that reflects the cost of borrowing cash overnight collateralized with US Treasury securities, used as an alternative to the London Interbank Offered Rate (LIBOR).
•“seed phrase” is a sequence of random words that stores the data required to access or recover digital assets on blockchains or in digital wallets.
•“smart contracts” are programs built on blockchain networks that automatically execute certain actions when a predefined set of criteria are met.
•“stablecoin” is a digital asset whose value is designed to track the price of an underlying asset or another unit of value.
•“standardized network protocols” are established sets of rules governing the transmission of data between devices.
•“superapp” is an application that offers multiple services and features within a single platform.
•“TMMF” or “Tokenized Fund” is an onchain, tokenized representation of a traditional money market fund.
•“tokenization” is the process whereby ownership rights in an asset are represented as digital tokens and stored on a blockchain.
•“velocity,” with respect to money, is the average number of times a unit of money is used during a specified period.
•“Web1” or “Web 1.0” refers to the state of the web in which a set of static websites were used, providing no interactive content.
•“Web2” or “Web 2.0” refers to the current version of the internet, dominated by companies that offer services in exchange for personal data.
•“Web3” or “Web 3.0” refers to decentralized applications running on the blockchain, where users can participate without the need for centralized intermediaries, offering the ability to maintain one’s privacy and ownership of data.

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,118,119	$750,981
Cash and cash equivalents segregated for corporate-held stablecoins	588,271	294,493
Cash and cash equivalents segregated for the benefit of stablecoin holders	61,365,920	43,918,572
Accounts receivable, net	13,215	6,418
Stablecoins receivable, net	—	6,957
Prepaid expenses and other current assets	216,604	187,528
Total current assets	63,302,129	45,164,949
Non-current assets:
Restricted cash	3,210	3,558
Investments	83,794	84,114
Fixed assets, net	23,804	18,682
Digital assets	35,113	31,330
Goodwill	266,384	169,544
Intangible assets, net	396,969	331,394
Deferred tax assets, net	17,472	10,223
Other non-current assets	24,633	20,615
Total assets	$64,153,508	$45,834,409
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$411,560	$287,007
Deposits from stablecoin holders	61,101,523	43,727,363
Convertible debt, net of debt discount	206,140	—
Other current liabilities	11,211	16,597
Total current liabilities	61,730,434	44,030,967
Non-current liabilities:
Convertible debt, net of debt discount	—	40,717
Deferred tax liabilities, net	31,812	29,559
Warrant liability	—	1,591
Other non-current liabilities	20,431	21,281
Total non-current liabilities	52,243	93,148
Total liabilities	61,782,677	44,124,115

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Commitments and contingencies (see Note 22)
Redeemable convertible preferred stock
Redeemable convertible preferred stock ($0.0001 par value, nil and 139.8 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of nil and $1.1 billion as of June 30, 2025 and December 31, 2024, respectively)	—	1,139,765
Stockholders’ equity
Class A common stock ($0.0001 par value; 2.5 billion and 300.0 million authorized as of June 30, 2025 and December 31, 2024, respectively; 209.0 million and 56.4 million issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	23	6
Class B common stock ($0.0001 par value; 500.0 million and nil authorized as of June 30, 2025 and December 31, 2024, respectively; 19.6 million and nil issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	2	—
Class C common stock ($0.0001 par value; 500.0 million and nil authorized as of June 30, 2025 and December 31, 2024, respectively; nil issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	—	—
Treasury stock at cost (5.0 million shares held as of June 30, 2025 and December 31, 2024)	(2,877)	(2,877)
Additional paid-in capital	3,998,827	1,792,969
Accumulated deficit	(1,640,510)	(1,223,213)
Accumulated other comprehensive income	15,366	3,644
Total stockholders’ equity	2,370,831	570,529
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$64,153,508	$45,834,409

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue and reserve income
Reserve income	$634,274	$423,263	$1,192,185	$782,902
Other revenue	23,804	6,767	44,466	12,222
Total revenue and reserve income	658,078	430,030	1,236,651	795,124
Distribution, transaction and other costs
Distribution and transaction costs	406,472	246,901	753,784	449,643
Other costs	470	1,476	805	5,471
Total distribution, transaction and other costs	406,942	248,377	754,589	455,114
Operating expenses
Compensation expenses	503,392	67,604	579,012	128,753
General and administrative expenses	43,140	35,729	73,824	66,246
Depreciation and amortization expenses	14,209	12,632	28,089	24,225
IT infrastructure costs	8,760	6,875	16,432	13,209
Marketing expenses	7,910	5,638	11,770	6,456
Digital assets (gains) losses	(693)	2,929	5,577	(1,444)
Total operating expenses	576,718	131,407	714,704	237,445
Operating income (loss) from continuing operations	(325,582)	50,246	(232,642)	102,565
Other (expense) income, net	(160,421)	1,921	(163,524)	22,478
Net income (loss) from continuing operations before income taxes	(486,003)	52,167	(396,166)	125,043
Income tax (benefit) expense	(3,903)	19,244	21,143	43,481
Net income (loss) from continuing operations	$(482,100)	$32,923	$(417,309)	$81,562

Earnings (loss) per share:
Earnings (loss) per share attributable to common stockholders, basic and diluted	$(4.48)	$0.00	$(5.04)	$0.00
Weighted-average shares used in computing earnings (loss) per share attributable to common stockholders, basic	107,514	54,396	82,877	54,186
Weighted-average shares used in computing earnings (loss) per share attributable to common stockholders, diluted	107,514	70,416	82,877	72,976

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(482,100)	$32,923	$(417,309)	$81,562
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	9,984	(378)	11,793	(608)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	—	(55)	—	(233)
Unrealized gain (loss) on convertible notes – credit risk, net of tax	13	(273)	(71)	91
Total other comprehensive income (loss), net of tax	9,997	(706)	11,722	(750)
Comprehensive income (loss)	$(472,103)	$32,217	$(405,587)	$80,812
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (unaudited)

	Temporary Equity		Permanent Equity
(in thousands)	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	139,762	$1,139,765	61,313	$6	—	$—	4,960	$(2,877)	$1,792,969	$(1,223,213)	$3,644	$570,529
Issuance of common stock upon exercise of stock options	—	—	1,009	—	—	—	—	—	642	—	—	642
Issuance of common stock and preferred stock upon exercise of warrants	45	737	1,130	—	—	—	—	—	854	—	—	854
Issuance of common stock in connection with business combination	—	—	3,857	—	—	—	—	—	89,919	—	—	89,919
Warrants in common stock	—	—	—	—	—	—	—	—	1,064	—	—	1,064
Vesting of restricted stock units and common stock in connection with business combinations	—	—	1	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	15,440	—	—	15,440
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	1,725	1,725
Net income	—	—	—	—	—	—	—	—	—	64,791	—	64,791
Other	—	—	—	—	—	—	—	—	—	12	—	12
Balance at March 31, 2025	139,807	$1,140,502	67,310	$6	—	$—	4,960	$(2,877)	$1,900,888	$(1,158,410)	$5,369	$744,976
Issuance of common stock upon exercise of stock options	—	—	946	—	—	—	—	—	6,157	—	—	6,157
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	19,900	2	—	—	—	—	570,127	—	—	570,129
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	5,518	—	—	—	—	—	362,191	—	—	362,191
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(139,807)	(1,140,502)	139,807	14	—	—	—	—	1,140,488	—	—	1,140,502
Conversion of Class A common stock to Class B common stock in connection with initial public offering	—	—	(19,580)	(2)	19,580	2	—	—	—	—	—	—
Warrants in common stock	—	—	—	—	—	—	—	—	4,501	—	—	4,501
Vesting of restricted stock units and common stock in connection with business combinations	—	—	13	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	14,474	—	—	14,474
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	9,997	9,997
Net loss	—	—	—	—	—	—	—	—	—	(482,100)	—	(482,100)
Other	—	—	—	3	—	—	—	—	1	—	—	4
Balance at June 30, 2025	—	$—	213,914	$23	19,580	$2	4,960	$(2,877)	$3,998,827	$(1,640,510)	$15,366	$2,370,831
Balance at December 31, 2023	139,238	$1,131,260	58,645	$6	—	$—	4,960	$(2,877)	$1,723,020	$(1,385,607)	$4,929	$339,471
Adoption of new accounting standards	—	—	—	—	—	—	—	—	—	6,934	—	6,934
Issuance of common stock upon exercise of stock options	—	—	463	—	—	—	—	—	355	—	—	355
Issuance of common stock in connection with business combinations	—	—	1,444	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	12,808	—	—	12,808
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(44)	(44)
Net income	—	—	—	—	—	—	—	—	—	48,639	—	48,639
Balance at March 31, 2024	139,238	$1,131,260	60,552	$6	—	$—	4,960	$(2,877)	$1,736,183	$(1,330,034)	$4,885	$408,163
Issuance of common stock upon exercise of stock options	—	—	259	—	—	—	—	—	273	—	—	273
Stock-based compensation	—	—	—	—	—	—	—	—	20,206	—	—	20,206
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(706)	(706)
Net income	—	—	—	—	—	—	—	—	—	32,923	—	32,923
Balance at June 30, 2024	139,238	$1,131,260	60,811	$6	—	$—	4,960	$(2,877)	$1,756,662	$(1,297,111)	$4,179	$460,859

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(417,309)	$81,562
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	28,089	24,225
Accretion of premium on available-for-sale debt securities	—	(1,887)
Realized and unrealized losses (gains) on digital assets	7,189	(2,308)
Change in fair value of convertible debt, warrant liability, and embedded derivatives	170,106	(1,880)
Digital assets received for services	(9,416)	—
Equity securities received for services	(3,826)	—
Deferred taxes	(5,751)	(2,235)
Realized and unrealized losses (gains) on available-for-sale debt securities and strategic investments	1,416	(3,636)
Stock-based compensation	447,682	26,229
Foreign currency remeasurement	8,763	45
Provision for warrants in common stock	5,565	—
Other non-cash items	2,306	1,323
Changes in operating assets and liabilities:
Accounts receivable	(8,635)	1,341
Prepaid expenses and other current assets	(42,104)	7
Accounts payable and accrued expenses	123,981	4,502
Other current liabilities	(4,340)	(2,333)
Net cash provided by operating activities	303,716	124,955
Cash flows from investing activities
Purchase of available-for-sale debt securities	—	(99,313)
Sale and maturities of available-for-sale securities	—	168,942
Business combinations, net of cash acquired	(7,734)	—
Sale and return of investments	194	447
Purchase of investments	(6,370)	(1,063)
Proceeds from sale of digital assets	79	4,465
Capitalization of software development costs	(24,858)	(17,906)
Purchase of long-lived assets	(7,419)	(3,351)
Net cash (used in) provided by investing activities	(46,108)	52,221
Cash flows from financing activities
Net changes in deposits held for stablecoin holders	17,339,497	7,631,639
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	572,558	—
Payment of withholding taxes on settlement of restricted stock units	(121,794)	—
Capitalized transaction costs	—	(268)
Proceeds from exercise of stock options	6,800	629
Net cash provided by financing activities	17,797,061	7,632,000

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Six Months Ended June 30,
	2025	2024
Effect of exchange rate changes on cash and cash equivalents, restricted and segregated cash	53,247	(2,234)
Unrealized gains (losses) on available-for-sale debt securities classified as cash equivalents, net of tax	—	(1)
Net increase in cash and cash equivalents, restricted and segregated cash	18,107,916	7,806,941
Cash and cash equivalents, restricted and segregated cash at the beginning of the period	44,967,604	24,994,159
Cash and cash equivalents, restricted and segregated cash at the end of the period	$63,075,520	$32,801,100
Cash and cash equivalents, restricted and segregated cash consisted of the following:
Cash and cash equivalents	$1,118,119	$457,457
Restricted cash	3,210	3,596
Cash and cash equivalents segregated for corporate-held stablecoins	588,271	348,874
Cash and cash equivalents segregated for the benefit of stablecoin holders	61,365,920	31,991,173
Total cash and cash equivalents, restricted and segregated cash	$63,075,520	$32,801,100
Supplemental disclosure of cash flow information
Cash paid for income taxes	$13,525	$26,678
Cash paid for interest	$180	$271
Supplemental schedule of non-cash activities
Capitalized stock-based compensation expense related to internally developed software	$68,348	$6,944
Purchases of long-lived assets included in accounts payable and accrued expenses	$(1,270)	$—
Non-cash purchase of investments and digital assets	$(379)	$(5,650)
Receipt of stablecoins receivable	$7,000	$6,513
Net changes in the purchase and redemption of digital financial assets	$(13,820)	$15,567
Obligations to return digital asset collateral	$—	$(1,905)
Digital assets collateral received	$—	$1,905
Non-cash consideration for business combinations	$89,919	$—
Unrealized (loss) gain on convertible notes - credit risk, net of tax	$(71)	$91
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$1,140,502	$—
Deferred offering costs not yet paid	$2,794	$—
Unrealized gain (loss) on available-for-sale debt securities	$—	$(233)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of business
Overview of the Business
On July 1, 2024, Circle Internet Financial Limited (“Circle Ireland”) consummated an Irish High Court-approved scheme of arrangement, pursuant to which issued ordinary shares and preferred shares in the capital of Circle Ireland were cancelled and, in connection with such cancellation, Circle Internet Group, Inc. ((“Circle Group”), a Delaware corporation, issued equivalent shares of capital stock (in number and class) to the then-shareholders of Circle Ireland. Upon consummation of the scheme of arrangement, Circle Ireland became a wholly-owned subsidiary of Circle Group. The historical basis of accounting was retained as if the entities had always been combined for financial reporting purposes. The unaudited condensed consolidated financial statements include the accounts of Circle Group and its subsidiaries in which we have a controlling financial interest (together, “Circle,” the “Company,” “we,” “us,” or “our”).
Founded in 2013, Circle is a platform, network, and market infrastructure for stablecoin and blockchain applications and the issuer of a U.S. dollar-denominated stablecoin, USDC and a euro-denominated stablecoin, EURC (collectively “Circle stablecoins”). Circle provides a stablecoin network and a range of blockchain-specific software infrastructure. This infrastructure abstracts away complexity of using blockchain networks and enhances the utility of Circle stablecoins.
Initial Public Offering
In June 2025, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 19.9 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $31.00 per share. The IPO resulted in net proceeds to the Company of $583.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $12.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO.
In connection with the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation effective June 6, 2025 (the “Charter”), which authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of June 30, 2025.
Certain of our restricted stock units granted to employees included both a service condition and a liquidity-event related performance condition. The performance condition related to these awards was met upon the commencement of trading of our Class A common stock on the New York Stock Exchange, and the Company recognized $423.8 million of stock-based compensation expense, net of $62.7 million of capitalized costs related to internally developed software, for the vesting of approximately 9.5 million shares of Class A common stock, 4.0 million of which were withheld for tax withholding requirements.
2. Summary of significant accounting policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. Accordingly, the unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our final prospectus, dated June 5, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”) in connection with our IPO.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There have been no changes to our significant accounting policies described in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Prospectus that have had a material impact on our consolidated financial statements and accompanying notes. All intercompany balance and transactions have been eliminated on consolidation.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited condensed consolidated financial statements taken as a whole and had no impact on previously reported total assets, total liabilities and net income.
Use of Estimates
The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures in the accompanying notes.
Significant estimates that are particularly susceptible to significant change relate to the fair value of stock-based awards issued prior to the IPO, the fair value of convertible debt, the fair value of derivatives and embedded derivatives, the fair value of investments under measurement alternative, the assessment of the amount and likelihood of adverse outcomes from claims and disputes, the valuation of intangible assets acquired in business combinations, including goodwill and acquisition-date deferred taxes, and the recognition and measurement of current and deferred income taxes. The Company bases its estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. These estimates may change as new events occur and additional information becomes available. Actual results could differ from these estimates and any such differences may be material to the financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation but are not necessarily indicative of the results expected for the full year or any other period.
Assets Segregated for the Benefit of Stablecoin Holders

The Company segregates assets backing Circle stablecoins to satisfy its obligations under all applicable regulatory requirements and commercial laws and classifies these assets as current based on their purpose and availability to fulfill its direct obligation to customers. The Company holds only bare legal title in the accounts holding the reserve funds, and maintains no legal, equitable, financial or ownership interest over the reserves themselves held for the benefit of Circle stablecoin holders in such accounts. The Company’s eligible liquid assets were greater than the aggregate amount of custodial funds due to customers for the periods presented. Refer to Deposits from Stablecoin Holders in this note for further details.
Cash and cash equivalents segregated for the benefit of stablecoin holders and Cash and cash equivalents segregated for corporate-held stablecoins
Cash and cash equivalents segregated for the benefit of stablecoin holders and Cash and cash equivalents segregated for corporate-held stablecoins represent cash and cash equivalents maintained in segregated accounts that are held for the exclusive benefit of customers and stablecoin holders, including stablecoins held by the Company. The Company's subsidiary holds shares in the Circle Reserve Fund (the “Fund”), a money market fund managed by BlackRock Advisors, LLC. The securities purchased by the Fund are subject to the quality, diversification, and other requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended. Shares of the Fund are only available for purchase by the Company’s subsidiary, which owns all outstanding shares of the Fund.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for the Fund as a financial asset under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the Fund. The shares of the Fund would otherwise be accounted for under the equity method pursuant to ASC 323, Equity Method and Joint Ventures, if the Company had not elected the fair value option. The Company measures fair value at the Fund’s net asset value per share. As of June 30, 2025 and December 31, 2024, balances held in the Fund included in Cash and cash equivalents segregated for the benefit of stablecoin holders were $53.2 billion and $37.5 billion, respectively, and the Fund has maintained a net asset value of $1.00 per share for all periods presented. In connection with the Fund, dividends receivable is included in Prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheets and dividend income is included in Reserve income in the unaudited Condensed Consolidated Statements of Operations.
Digital Assets
The Company receives, purchases, utilizes, and sells digital assets in the ordinary course of business and holds certain digital assets as investments. Digital assets are measured at fair value based on quoted market prices in active markets. Changes in fair value of digital assets held in the ordinary course of business are recognized in Digital assets (gains) losses in the unaudited Condensed Consolidated Statements of Operations. Changes in fair value of digital assets held as investments are recognized in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations. Gains and losses upon sale of digital assets are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets. These realized gains and losses on digital assets held in the ordinary course of business are recorded to Digital assets (gains) losses, and realized gains and losses on digital assets held as investments are recorded to Other (expense) income, net.
Deposits from Stablecoin Holders
Funds received from customers from the issuance of Circle stablecoins represent claims which are reflected as a liability classified as Deposits from stablecoin holders on the unaudited Condensed Consolidated Balance Sheets. As a licensed money transmitter and regulated Electronic Money Institution, Circle is obligated to redeem all Circle stablecoins presented by Circle Mint customers on a one-for-one basis for U.S. dollars or euros, as applicable, except in limited circumstances, such as when prohibited by law or court order or instances where fraud is suspected. As such, the Company does not have an unconditional right to deny Circle stablecoin redemption requests from Circle Mint customers. With the exception of general stablecoin holders subject to specific regulatory requirements such as those in the European Union, the Company does not redeem Circle stablecoins from stablecoin holders who are not Circle Mint customers. However, Circle stablecoins are supported by numerous global digital asset exchanges and marketplaces, including neo-banks, brokerages, payment providers, remittance providers, superapps and commerce companies, and as such, Circle stablecoin holders could transact with Circle Mint customers, ultimately allowing the Circle stablecoins to be redeemed. Deposits from stablecoin holders do not include amounts associated with corporate-held stablecoins. Cash associated with such corporate-held stablecoins are presented as Cash and cash equivalents segregated for corporate-held stablecoins on the unaudited Condensed Consolidated Balance Sheets. When the Company makes payments in the form of corporate-held stablecoins, the Company records an associated Deposits from stablecoin holders and records the cash associated with such stablecoins as Cash and cash equivalents segregated for the benefit of stablecoin holders. When such payments, in the form of corporate-held stablecoins, are for distribution, transaction and other costs or operating expenses incurred, the payments are presented in the unaudited Condensed Consolidated Statements of Cash Flows in the same manner as if such payments were settled in cash.
As of June 30, 2025 and December 31, 2024,The Company’s eligible liquid assets, which consist of cash and cash equivalents, were greater than the aggregate amount of custodial funds due to stablecoin holders.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances income tax disclosures, including more detailed requirements related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction, among other items. The Company adopted ASU 2023-09 retrospectively effective for the year ending December 31, 2025. The adoption will only impact annual disclosures.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as employee compensation and depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses. ASU 2024-03 is effective prospectively or retrospectively for the Company for its fiscal year beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently assessing ASU 2024-03 and its impact on its disclosures.
In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 clarifies guidance on accounting for share-based payments granted to a customer, that are accounted for as a reduction of revenue, by revising the definition of a performance condition to include conditions based on customer purchases and eliminating a policy election to account for forfeitures of customer awards as they occur. The guidance also clarifies that the variable consideration constraint does not apply to share-based consideration payments to customers. ASU 2025-04 is effective for the Company for its fiscal year beginning January 1, 2027 and for interim periods beginning in that year. The guidance allows for either a modified retrospective or full retrospective adoption, and early adoption is permitted. The Company is currently assessing ASU 2025-04 and its impact on its financial statements and disclosures.
3. Acquisitions and divestitures
In January 2025, the Company acquired 100% of the ownership interest in Hashnote Holdings LLC, a Delaware limited liability company (together with its subsidiaries, “Hashnote”), which, through its affiliates, is the fund manager of Hashnote International Short Duration Yield Fund Ltd., a tokenized money market fund and the issuer of USYC.
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, and tax estimates may occur as additional information becomes available.
The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,412
Accounts receivable, net	193
Prepaid expenses and other current assets	109
Fixed assets, net	8
Digital assets	104
Goodwill	96,840
Intangible assets, net	4,480
Accounts payable and accrued expenses	(655)
Other current liabilities	(2,383)
Deferred tax liabilities, net	(1,043)
Total purchase consideration	$100,065

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of consideration transferred was approximately $100.1 million, subject to customary adjustments, consisting of $10.2 million in cash, including a purchase price adjustment of $0.3 million, and approximately 2.9 million shares of Class A common stock. The intangible assets acquired consist of developed technology of $1.7 million and customer relationships of $2.8 million and were each assigned useful lives of 2 years. The fair value of the customer relationships were determined using the income approach, and the developed technology was determined using the cost approach. These valuations are considered Level 3 fair value measurements due to the use of unobservable inputs including projected timing and amounts of future revenues, cash flows, discount rates and current replacement costs. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and is attributable to Hashnote’s workforce and the synergies expected to arise from the acquisition. The Company does not expect goodwill to be deductible for income tax purposes.
The agreement also provided for the issuance of up to approximately 1.8 million additional shares of Class A common stock to certain Hashnote employees, which are subject to the satisfaction of vesting conditions and will be accounted for as compensation expense over the requisite service period.
The Company also holds investments in certain funds managed by affiliates of Hashnote. These funds, including Hashnote International Short Duration Yield Fund Ltd., are variable interest entities that are not consolidated by the Company due to the fact that we are not the primary beneficiary as we do not have an obligation to absorb losses or a right to receive benefits that could potentially be significant to each fund. The Company’s maximum exposure to loss associated with each fund is limited to its insignificant investment and its obligations to perform services as the manager of each fund. The Company provides no guarantees and has no other financial obligations to each of the funds.
4. Leases
The Company leases facilities under non-cancelable operating leases. In addition to fixed monthly lease payments, the Company is required to pay operating expenses and real estate taxes for certain of these facilities.
The components of lease cost were as follows (in thousands):

Table 4.1. Lease Cost
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$834	$1,108	$1,672	$2,226
Short-term lease cost	$165	$248	$332	$483
Supplemental balance sheet information related to leases is as follows (in thousands):

Table 4.2. Details of Lease Right-of-use Assets and Liabilities
	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$14,933	$15,493

Operating lease liabilities - current	2,704	2,637
Operating lease liabilities - non-current	12,725	13,074
Total operating lease liabilities	$15,429	$15,711
Operating lease liabilities are included in Other current liabilities and Other non-current liabilities on the unaudited Condensed Consolidated Balance Sheets, while operating lease right-of-use assets are included in Other non-current assets on the unaudited Condensed Consolidated Balance Sheets.
Weighted-average lease terms and discount rates are as follows:

Table 4.3. Weighted-average Lease Terms and Discount Rates
	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	7.8 years	8.3 years
Weighted-average discount rates	13.3%	12.8%

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities under operating leases are as follows (in thousands):

Table 4.4. Maturities of Lease Liabilities
Years ending December 31,
2025 (remaining 6 months)	$1,664
2026	3,146
2027	3,199
2028	2,791
2029	3,058
Thereafter	11,944
Total lease payments	25,802
Less: imputed interest	10,373
Total lease liabilities	$15,429
5. Intangible assets, net
The useful life of the Company’s finite-lived acquired intangible assets is as follows:

Table 5.1. Acquired Intangible Assets Useful Life
Acquired intangible assets	Useful life (years)
Developed technology	2	~	6
Customer relationships	2	~	4
Regulatory licenses	5
Patents and trade name	1	~	17
Intangible assets consists of the following (in thousands):

Table 5.2. Details of Intangible Assets, net
As of June 30, 2025	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets:
Internally developed software	$234,744	$(119,232)	$115,512	1.7
Acquired intangible assets	36,053	(21,000)	15,053	4.6
Total amortizing intangible assets	$270,797	$(140,232)	$130,565
Indefinite-lived intangible assets:
Acquired intangible assets	266,404	—	266,404
Total intangible assets, net	$537,201	$(140,232)	$396,969

As of December 31, 2024	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$146,579	$(94,646)	$51,933	1.4
Acquired intangible assets	31,373	(18,316)	13,057	5.8
Total amortizing intangible assets	$177,952	$(112,962)	$64,990
Indefinite-lived intangible assets:
Acquired intangible assets	266,404	—	266,404
Total intangible assets, net	$444,356	$(112,962)	$331,394

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total amortization expense of intangible assets was $13.6 million and $12.2 million for the three months ended June 30, 2025 and 2024, respectively, and $27.1 million and $23.3 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense on internally developed software was $12.3 million and $10.3 million for the three months ended June 30, 2025 and 2024, respectively, and $24.4 million and $19.4 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense on the acquired intangible assets was $1.3 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.7 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively.
The expected future amortization expense for amortizing intangible assets is as follows (in thousands):

Table 5.3. Future Amortization Expense of Intangible Assets
Years ending December 31,
2025 (remaining 6 months)	$40,820
2026	63,351
2027	22,530
2028	1,774
2029	384
Thereafter	1,706
Total amortization expense	$130,565
6. Fixed assets, net
The following table presents our major categories of fixed assets, net (in thousands):

Table 6.1. Details of Fixed Assets, net
	June 30, 2025	December 31, 2024
Computers & equipment	$5,223	$4,920
Leasehold improvements	20,107	739
Construction in progress	—	16,204
Other	3,913	1,600
Total fixed assets	29,243	23,463
Less: accumulated depreciation and amortization	(5,439)	(4,781)
Total fixed assets, net	$23,804	$18,682
Depreciation expense was $0.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively, which is included within Depreciation and amortization expense on the unaudited Condensed Consolidated Statements of Operations.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Digital assets
The composition of digital assets included the following (in thousands, except quantity):

Table 7.1. Details of Digital Assets
	June 30, 2025			December 31, 2024
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Sui	3,564,079	$7,792	$9,898	2,304,672	$2,385	$9,483
Bitcoin	73	2,193	7,829	73	2,113	6,781
Ether	1,726	4,412	4,300	1,746	4,455	5,815
Syrup	4,951,165	2,500	2,686	49,512	2,500	772
Worldcoin	2,779,348	3,300	2,498	—	—	—
Sei	6,250,000	2,385	1,763	6,250,000	2,385	2,472
Starknet	13,601,010	1,616	1,587	—	—	—
Zebec Network	366,555,944	524	1,252	310,290,738	420	276
Aptos	217,378	1,487	1,062	217,378	1,487	1,891
Optimism	867,303	1,330	491	867,303	1,330	1,518
Other digital assets	n.m.	3,191	1,747	n.m.	2,683	2,322
Total digital assets		$30,730	$35,113		$19,758	$31,330
n.m.= not meaningful
As of June 30, 2025, there are certain digital assets with a total fair value of $2.4 million subject to various time-based contractual sale restrictions ranging from July 2025 until March 2029.
Digital assets (gains) losses consists of the following (in thousands):

Table 7.2. Digital Assets (gains) losses
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(Gains)/losses on disposals of digital assets	$(7)	$(885)	$(30)	$(2,888)
(Gains)/losses on changes in fair value of embedded derivatives	—	—	—	1,629
Unrealized (gains)/losses on changes in fair value of digital assets	(686)	3,814	$5,607	(185)
Total	$(693)	$2,929	$5,577	$(1,444)
Refer to Note 12 for gains and losses on digital assets held for investments.
8. Investments
Strategic investments
The Company holds strategic investments in privately held companies as a part of the Company's strategy to build partnerships across the digital asset ecosystem. The Company also receives certain equity instruments as consideration for services. The Company does not have the ability to exercise significant influence over operating and financial policies of these investments. The carrying amount of these investments was $83.8 million and $84.1 million as of June 30, 2025 and December 31, 2024, respectively, which are included in Investments on the unaudited Condensed Consolidated Balance Sheets. The Company primarily records these investments at cost adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment, referred to as the measurement alternative.
The Company’s investments carried under the measurement alternative are recorded at fair value on a non-recurring basis in periods after initial recognition. Investments carried at fair value under the measurement alternative are classified within Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. Any subsequent changes in value of these investments will be included as a part of Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying value of equity investments carried under the measurement alternative along with investments in limited partnerships and certain forward contracts to purchase a specified quantity of equity shares in private companies are presented below (in thousands):

Table 8.1. Changes in the Carrying Value of Equity Investments under Measurement Alternative
Balance as of December 31, 2024	$68,229
Net investments and returns in privately held companies	9,674
Upward adjustments	1,511
Downward adjustments	(3,156)
Realized gains (losses) and impairments	(217)
Balance as of June 30, 2025 (1)	$76,041
(1)Excludes $7.8 million of strategic investments not accounted for under the measurement alternative as of June 30, 2025.

Balance as of December 31, 2023	$66,008
Net investments and returns in privately held companies	1,273
Upward adjustments	4,142
Downward adjustments	(233)
Realized gains (losses) and impairments	(368)
Balance as of June 30, 2024 (1)	$70,822
(1)Excludes $9.0 million of strategic investments not accounted for under the measurement alternative as of June 30, 2024.
9. Derivatives and embedded derivatives
The Company enters into certain strategic investments in the form of forward contracts to purchase a specified quantity of digital assets. Certain of these contracts are accounted for as derivatives or investments with embedded derivatives, and accounts for these derivatives and embedded derivatives within Investments on the unaudited Condensed Consolidated Balance Sheets. The derivatives and bifurcated embedded derivatives are marked to market through Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations. Embedded derivatives are presented together with the respective host contract on the unaudited Condensed Consolidated Balance Sheets.
The fair value of the Company’s derivatives and embedded derivatives are as follows (in thousands):

Table 9.1. Fair Value of Derivative and Embedded Derivative Assets and Liabilities
	June 30, 2025	December 31, 2024
Investments - embedded derivatives	$3,559	$8,982
Investments - derivatives	$164	$350
The following table summarizes notional amounts related to derivatives and embedded derivatives (in thousands):

Table 9.2. Notional Amounts of Derivative and Embedded Derivative Assets and Liabilities
	June 30, 2025	December 31, 2024
Investments - embedded derivatives	$1,223	$791
Investments - derivatives	$353	$384
Gains (losses) on derivatives and embedded derivatives are as follows (in thousands):

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Table 9.3. Gains (losses) on Derivatives and Embedded Derivatives
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Obligation to return digital asset collateral - embedded derivatives (1)	$—	$—	$—	$1,629
Accounts receivable, net - embedded derivatives (2)	$(408)	$—	$(1,384)	$—
Investments - derivatives and embedded derivatives (2)	$1,209	$(2,734)	$(4,131)	$336
(1) Included in Digital assets (gains) losses in the unaudited Condensed Consolidated Statements of Operations.
(2) Included in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations.
10. Fair value measurements
Recurring fair value measurements
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis. The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, stablecoin receivables, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Table 10.1. Fair Value Hierarchy
(in thousands)	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$53,958,277	$—	$—	$37,841,697	$—	$—
Digital assets	35,113	—	—	31,330	—	—
Digital financial assets	532	—	—	14,328	—	—
Investments - derivatives and embedded derivatives (2)(3)	—	3,723	—	—	9,332	—
Total assets	$53,993,922	$3,723	$—	$37,887,355	$9,332	$—
Liabilities
Convertible debt, net of debt discount	$—	$—	$206,140	$—	$—	$40,717
Warrant liability	—	—	—	—	—	1,591
Total liabilities	$—	$—	$206,140	$—	$—	$42,308
(1) Included $53.2 billion and $37.5 billion of Circle Reserve Fund as of June 30, 2025 and December 31, 2024, respectively.
(2) The fair value measurement is based on the quoted market price of the underlying digital asset.
(3) Excluded the host contract balance of $1.2 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively.
There were no transfers into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.
Warrant liability
The Company had issued warrants convertible into Series E preferred stock at a price of $16.23 per share. The warrants were classified as a non-current liability and were fair valued using a probability weighted model based on the fair value of the Company's common stock at the balance sheet date. The Company revalued the warrants at each reporting period and recorded the change in fair value in the unaudited Condensed Consolidated Statements of Operations. On February 20, 2025, the Company issued an aggregate of 45 thousand shares of Series E preferred stock to the warrant holders upon the cashless exercise of those warrants which were subsequently converted one-for-one to Class A common stock upon completion of the IPO. The changes in carrying value of warrant liability are reflected in the following tables (in thousands):

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Table 10.2. Changes in Carrying Value of Warrant Liability
Balance as of December 31, 2024	$1,591
Warrants exercised	(1,591)
Balance as of June 30, 2025	$—

Balance as of December 31, 2023	$1,642
Fair value adjustment	(116)
Balance as of June 30, 2024	$1,526
Convertible debt, net of debt discount
On March 1, 2019, the Company issued a convertible note in connection with an acquisition. The note had an original par value of $24.0 million, a 2.9% interest rate, and matures on March 1, 2026. The note was convertible into Series E preferred stock prior to the IPO, and is convertible into Class A common stock after the IPO. The Company elected the fair value option for recording this note. We measured the fair value of our convertible debt using the probability weighted “as converted model. The change in fair value of the note is recorded in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations. The changes in carrying value of convertible debt, net of debt discount are reflected in the following tables (in thousands):

Table 10.3. Changes in Carrying Value of Convertible Debt
Balance as of December 31, 2024	$40,717
Net discount on convertible notes	420
Capitalized interest	334
Fair value adjustment	164,591
Fair value adjustment – credit risk	78
Balance as of June 30, 2025	$206,140

Balance as of December 31, 2023	$58,487
Net discount on convertible notes	564
Capitalized interest	479
Fair value adjustment	(3,057)
Fair value adjustment – credit risk	(91)
Balance as of June 30, 2024	$56,382
The following significant unobservable inputs were used in the valuation:

Table 10.4. Significant Unobservable Inputs
	June 30, 2025	December 31, 2024
Discount rate	8.0%	7.5%
Volatility	56.6%	65.0%
Risk-free rate	4.1%	4.1%
Nonrecurring fair value measurements
Non-financial assets and investments accounted for under the measurement alternative are measured at fair value on a nonrecurring basis. Certain investments accounted for under the measurement alternative were impaired. Refer to Note 8 for further details. These fair value measurements are based on Level 3 inputs, predominantly projected cash flows from the underlying investments and an applicable discount rate used in an income approach.
11. Revenue recognition
Disaggregation of Revenue

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the disaggregation of revenue by major product and service (in thousands):

Table 11.1. Revenue by Product and Service
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Reserve income	$634,274	$423,263	$1,192,185	$782,902
Other revenue
Subscription and services	17,784	5,000	36,495	6,001
Transaction revenue	5,825	226	7,451	644
Other	195	1,541	520	5,577
Total other revenue	23,804	6,767	44,466	12,222
Total revenue and reserve income	$658,078	$430,030	$1,236,651	$795,124
Reserve income
All Circle stablecoins issued and outstanding are fully backed by equivalent amounts of fiat currency denominated assets held in segregated reserve accounts. The Company earns interest and dividends on assets held in reserve accounts, which include cash balances held at banks and investments in the Circle Reserve Fund. Interest income is recognized under the effective interest method, and dividend income from the Circle Reserve Fund is recognized on the declaration date.
Other revenue
Other revenue generally consists of revenues generated from services that increase the utility of Circle stablecoins and related transactions. The components of other revenue primarily includes revenues from subscription and services, transaction revenues, and other revenues.
Subscription and services consist of customer agreements where recurring revenue is generated from integration and maintenance services, fund management, time-based access, and user-based licensing. Payment for services received at the inception of the customer agreements in the form of digital assets is measured at fair value at the contract inception. Refer to the Digital assets discussion above regarding subsequent accounting for digital assets. Revenues from subscription contracts and maintenance services are recognized over time as the services are delivered. Revenues from integration services contracts which have specific performance obligations are recognized at the point in time when delivery of the services are completed and accepted by the customer. The Company receives fees associated with the management of USYC in the form of performance fees. Performance fees represent variable consideration and are recognized as revenue when the Company is entitled to such fees and significant reversals of such fees are not probable.
Transaction revenue is generated from usage-based, volume-based, or event-driven transactions. This includes fees associated with the redemption of Circle stablecoins and USYC, blockchain rewards revenue and use of Circle infrastructure in facilitating digital asset transactions. Transaction revenue contracts constitute a series of distinct processing services that the Company stands ready to provide to the customers over the contract period. The transaction price for these services is variable based on the number or volume of transactions processed, and consideration is allocated to the distinct service that forms part of its single performance obligation to provide such services. Revenue is recognized at the point in time as the performance obligation is met. The Company incurs expenses to assist in fulfilling obligations to process transactions. The Company acts as the principal in providing services to customers and, therefore, recognizes associated revenue and expenses on a gross basis.
Other is primarily generated from fees associated with certain non-recurring services and discontinued legacy products. Such customer contracts typically have one performance obligation and revenue is recognized at the point in time the services are provided.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue are reflected in the following table (in thousands):

Table 11.2. Changes in Deferred Revenue
Balance at December 31, 2024	$13,390
Deferred revenue billed in the current period, net of recognition	10,413
Revenue recognized that was included in the beginning period	(15,296)
Balance at June 30, 2025	$8,507

Balance at December 31, 2023	$2,499
Deferred revenue billed in the current period, net of recognition	106
Revenue recognized that was included in the beginning period	(2,439)
Balance at June 30, 2024	$166
12. Other expense (income), net
The following table presents our major categories of Other (expense) income, net (in thousands):

Table 12.1 Other (expense) income, net
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gains (losses) on digital assets and other investments, net	$5,233	$(1,478)	$(3,030)	$2,888
Interest income on corporate balances	9,952	8,460	17,917	16,813
Changes in fair value of convertible debt, warrant liability, and embedded derivatives	(167,724)	(4,586)	(170,106)	3,509
Interest expense and amortization of discount	(344)	(504)	(679)	(1,001)
Other, net	(7,538)	29	(7,626)	269
Total other (expense) income, net	$(160,421)	$1,921	$(163,524)	$22,478
13. Income taxes
For the three months ended June 30, 2025 and 2024, the Company recorded consolidated income tax benefit from continuing operations of $3.9 million and income tax expense of $19.2 million, which represent effective tax rates of 0.8% and 36.9%, respectively.
For the six months ended June 30, 2025 and 2024, the Company recorded consolidated income tax expense from continuing operations of $21.1 million and $43.5 million, which represent effective tax rates of (5.3)% and 34.8%, respectively.
The Company's income tax expense and effective tax rate can fluctuate period to period based on the levels of net income before income taxes, the mix of profits earned in various tax jurisdictions with differing statutory tax rates, the magnitude of non-deductible items and tax credits, changes in valuation allowances, and the impact of discrete items. The income tax expense for the three and six months ended June 30, 2025, were significantly reduced by share-based compensation deductions related to the vesting of shares at the time of the IPO.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Debt
Warrant liability
In connection with a loan agreement with a bank, which was repaid in full in November 2019, the Company issued warrants convertible into 85 thousand Series E preferred stock with a strike price of $16.23 per share with an expiration date of February 21, 2025. On February 20, 2025, the Company issued an aggregate of 45 thousand shares of Series E preferred stock to the warrant holders upon the cashless exercise of those warrants.
Convertible debt, net of debt discount
In March 2019, the Company issued a convertible promissory note in connection with an acquisition. Pursuant to the note agreement, the Company agrees to pay the holders the principal amount together with any interest on the unpaid principal balance for the note beginning on the date of the agreement. The note had an original principal amount of $24.0 million and was convertible into Series E preferred stock subject to the conversion provisions in the agreement. In September 2024, certain holders of the Company's note converted their principal balance of $8.3 million into 524 thousand shares of Series E preferred stock at a conversion rate of $16.23 per share. Subsequent to the IPO, the remaining note is convertible into Class A common stock at a conversion rate of $16.23. The note matures on March 1, 2026, unless earlier converted, and has an annual interest rate of 2.9% due annually in arrears on the last day of each calendar year.
The Company has elected the fair value option for recording its convertible notes on the unaudited Condensed Consolidated Balance Sheets, which are recorded at a net discount on acquisition date. The fair value of outstanding convertible notes was $206.1 million and $40.7 million as of June 30, 2025 and December 31, 2024, respectively, and are reflected as Convertible debt, net of debt discount on the unaudited Condensed Consolidated Balance Sheets. The debt discount is amortized and included in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations. The change in fair value of the convertible notes is included in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations.
15. Stockholders’ equity
Common Stock
In June 2025, the Company completed its IPO, in which the Company issued and sold 19.9 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $31.00 per share.
The Charter authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of June 30, 2025.
Class B common stock is convertible into Class A common stock on a one-for-one basis at the option of the holder. In addition, Class B common stock will automatically convert into Class A common stock on a one-for-one basis upon any transfer, except for permitted transfers described in our Charter, and in certain other circumstances. Class C common stock is convertible into Class A common stock on a one-for-one basis in connection with certain assignments and transfers.
The holders of Circle’s Class A common stock are entitled to one vote for each share of common stock held. The holders of Circle's Class B common stock are entitled to five votes for each share of common stock held (but the aggregate voting power of Class B common stock cannot exceed 30% of the total voting power of our capital stock). The holders of Circle's Class C common stock are not entitled to vote except to the extent set forth in our Charter or as required by applicable law. The voting, dividend and liquidation rights of the holders of our common stock are subject to and qualified by the rights, powers, and preferences of the holders of the Preferred Stock as detailed in the Charter.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2025 and December 31, 2024, the Company has the following number of common shares reserved (in thousands):

Table 15.1. Details of Common Shares Reserved
	June 30, 2025	December 31, 2024
Conversion of Series A redeemable convertible preferred stock	—	33,621
Conversion of Series B redeemable convertible preferred stock	—	17,586
Conversion of Series C redeemable convertible preferred stock	—	18,445
Conversion of Series D redeemable convertible preferred stock	—	23,203
Conversion of Series E redeemable convertible preferred stock	—	37,391
Conversion of Series F redeemable convertible preferred stock	—	9,516
Common stock issuable in connection with business combinations	2,015	548
Common stock issuable under stock award plan	37,518	42,694
Common stock available for future issuance under stock award plan	31,105	9,649
Total	70,638	192,653
Warrants
In April 2023, the Company entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one with Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. The fair value of the warrants, approximately $80.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company's estimated common share price on the grant date, a term of ten years, a dividend yield of zero, volatility of 44%, and a risk-free rate of 3.45%. The warrants will be expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. As of June 30, 2025, 3.4 million of these warrants have expired. There were no marketing expenses or distribution and transaction costs related to the warrants for the three and six months ended June 30, 2025 and 2024. None of the common shares associated with these warrants have been exercised or forfeited.
In August 2023, the Company entered into an agreement with a digital asset exchange to grant warrants to purchase up to 3.6 million common shares of a consolidated subsidiary that will be automatically converted one-for-one with Class A common stock upon exercise. The warrants have an exercise price of $25.09 per share. They expire five years from the grant date and the vesting of the warrants is subject to a performance condition. The fair value of the warrants, approximately $43.9 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company's estimated common share price on the grant date, a term of five years, a dividend yield of zero, volatility of 51%, and a risk-free rate of 4.38%. The warrants will be expensed over the requisite service period if and when the achievement of the performance condition is probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three and six months ended June 30, 2025 and 2024. None of the common shares associated with these warrants have been exercised, forfeited or expired.
In December 2024, the Company entered into an agreement with a commercial counterparty which included the issuance of warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants vest based upon the achievement of certain performance conditions for the benefit of the Company. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The warrants are subject to certain performance conditions to be achieved within a three-year period. The fair value of the warrants, approximately $56.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company's estimated common share price on the grant date, a term of six years, a dividend yield of zero, volatility of 53%, and a risk-free rate of 4.43%. The warrants are expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There were $4.6 million and $5.6 million distribution and transaction costs related to the warrants for the three and six months ended June 30, 2025. None of the common shares associated with these warrants have been exercised, forfeited or expired.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Donations to Circle Foundation
In March 2025, the Company’s board of directors approved the reservation of up to 2,682,392 shares of Class A common stock, which represented approximately 1% of our capital stock on the date it was approved by our board of directors. The shares may be issued to or for the benefit of the Circle Foundation, a donor-advised fund, in installments over 10 years.
16. Redeemable convertible preferred stock
In connection with the IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our Class A common stock on a one-to-one basis and their carrying value of $1.1 billion was reclassified into stockholders' equity. As such, there were no shares of redeemable convertible preferred stock issued and outstanding as of June 30, 2025.
Following is a presentation of the key characteristics and shares for each class of the Company’s preferred stock as of December 31, 2024.

Table 16.1. Details of Preferred Stocks
Preferred stock class	Issue Date	Issue price	Conversion price	Liquidation preference	Shares issued (in thousands)
Series A	8/22/2013	$0.27	$0.27	$0.27	33,621
Series B	2/26/2014	$0.97	$0.97	$0.97	17,586
Series C	4/10/2015	$2.17	$2.17	$2.17	18,445
Series D	5/17/2016	$2.76	$2.76	$2.76	23,203
Series E	Various	$16.23	$16.23	$16.23	37,391
Series F	5/9/2022	$42.14	$42.14	$42.14	9,516
17. Stock-based compensation
Stock-based compensation expense was $435.0 million and $16.7 million for the three months ended June 30, 2025 and 2024, respectively, and $447.7 million and $26.2 million for the six months ended June 30, 2025 and 2024, respectively. The capitalized stock-based compensation expense related to internally developed software was $65.6 million and $3.5 million for the three months ended June 30, 2025 and 2024, and $68.3 million and $6.9 million for the six months ended June 30, 2025 and 2024, respectively.

Stock options
Granted stock options generally have 10 year terms and have vesting periods ranging from 12 months to 48 months.
A summary of outstanding stock options activities for the six months ended June 30, 2025 is presented as below:

Table 17.1. Summary of Outstanding Stock Options Activities
	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	22,751	$8.48	5.5	$522,900
Options exercised	(1,955)	3.48
Options forfeited	(93)	20.62
Balance as of June 30, 2025	20,703	8.90	4.6	3,568,967
Exercisable at June 30, 2025	19,630	$7.84	4.5	$3,404,931

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of outstanding unvested stock options activities for the six months ended June 30, 2025 is presented as below:

Table 17.2. Summary of Outstanding Unvested Stock Options Activities
	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance as of December 31, 2024	2,115	$23.81
Options vested	(1,035)	$19.20
Options forfeited	(8)	$17.06
Balance as of June 30, 2025	1,072	$28.30
As of June 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $13.9 million, which is expected to be recognized over a weighted-average period of 1.5 years.
Restricted stock units (RSUs)
Prior to the IPO, RSUs granted under the award plan generally vested upon the satisfaction of both a service condition and a liquidity-event related performance condition. Both the service and liquidity-event related performance conditions needed to be met for the expense to be recognized. RSUs granted after the IPO generally vest solely based on the satisfaction of a service condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally the vesting period.
Prior to the IPO, we had not recognized stock-based compensation expense related to certain RSU awards as the qualifying liquidity-event related performance condition had not yet occurred and was not considered probable of occurring. As the performance condition related to these awards was met upon the commencement of trading of the Company's Class A common stock on the NYSE, the Company recognized stock-based compensation expense of $423.8 million, net of $62.7 million of capitalized costs related to internally developed software, associated with the vesting of RSUs for which the service-based condition have also been met. Stock-based compensation expense related to remaining service-based awards after the IPO is recorded over the remaining requisite service period.
A summary of RSUs activities for the six months ended June 30, 2025 is as follows:

17.3. Summary of Restricted Stock Units Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	19,943	$30.85
RSUs granted	7,129	$31.13
RSUs vested	(9,543)	$33.37
RSUs forfeited	(714)	$29.67
Balance as of June 30, 2025	16,815	$29.58
As of June 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $309.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Shares issued for business combinations
The Company has issued the following share-based payments subject to forfeiture based on certain service conditions in connection with its acquisitions. These shares were issued to the employees of the acquired businesses and are valued based on the fair value of the Company’s common shares at the acquisition date. The Company records share-based compensation expenses over the requisite service period, with an increase to additional paid-in capital. The shares issued for business combinations are subject to forfeiture based on service conditions through various dates over a four year period from their respective acquisition dates.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.4. Summary of Shares Issued for Business Combinations Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	548	$47.82
Shares issued	1,473	$31.16
Shares forfeited	(6)	$47.82
Balance as of June 30, 2025	2,015	$35.64
For the three and six months ended June 30, 2025 post-combination stock-based compensation cost included in the stock-based compensation expense was $8.2 million and $15.3 million. For the three and six months ended June 30, 2024, post-combination stock-based compensation cost included in the stock-based compensation expense was $9.8 million and $20.2 million, respectively. As of June 30, 2025 unrecognized stock-based compensation cost related to outstanding unvested shares and warrants issued for business combinations that are expected to vest was $48.1 million which is expected to be recognized over a weighted-average period of 2.3 years.
18. Earnings (loss) per share
The computation of net income per share is as follows (in thousands, except per share amounts):

Table 18.1. Earnings (loss) per share
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(482,100)	$32,923	$(417,309)	$81,562
Less: Dividend preference on preferred shares	—	(32,923)	—	(81,562)
Net income (loss) available to common stockholders - basic	$(482,100)	$—	$(417,309)	$—

Net income (loss)	$(482,100)	$32,923	$(417,309)	$81,562
Less: Changes in fair value of convertible debt and warrant liability	—	—	—	(1,053)
Less: Dividend preference on preferred shares	—	(32,923)	—	(80,509)
Net income (loss) available to common stockholders - diluted	$(482,100)	$—	$(417,309)	$—

Weighted-average common shares – basic	107,514	54,396	82,877	54,186
Add: Weighted-average effect of dilutive securities	—	16,020	—	18,790
Weighted-average common shares – diluted	107,514	70,416	82,877	72,976

Earnings (loss) per common share, basic and diluted	$(4.48)	$0.00	$(5.04)	$0.00
The outstanding securities that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Table 18.2. Potentially Dilutive Securities
	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock	—	139,237	—	139,237
Stock options and RSUs	37,518	—	37,518	—
Common stock in connection with business combinations	2,103	332	2,103	332
Convertible debt, net of debt discount	1,125	1,617	1,125	—
Warrants	—	1,535	—	—
Total	40,746	142,721	40,746	139,569
19. Accumulated other comprehensive income
Following is a summary of the changes in each component of accumulated other comprehensive income (in thousands):

Table 19.1. Accumulated Other Comprehensive Income
	Three Months Ended June 30,
	2025	2024
Beginning balance	$5,369	$4,885
Pre-tax change – Foreign currency translation adjustment	9,984	(378)
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	13	(273)
Pre-tax change – Unrealized gain (loss) on available-for-sale securities	—	(55)
Total accumulated other comprehensive income, net of tax	$15,366	$4,179

Table 19.2. Accumulated Other Comprehensive Income
	Six Months Ended June 30,
	2025	2024
Beginning balance	$3,644	$4,929
Pre-tax change – Foreign currency translation adjustment	11,793	(608)
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	(78)	91
Pre-tax change – Unrealized gain (loss) on available-for-sale securities	—	(233)
Tax effect	7	—
Total accumulated other comprehensive income, net of tax	$15,366	$4,179
20. Prepaid expenses and other current assets
Prepaid expenses and other current assets includes the following (in thousands):

Table 20.1 Details of Prepaid Expenses and Other Current Assets
	June 30, 2025	December 31, 2024
Reserve income receivable	$187,897	$138,889
Prepaid expenses	19,027	15,602
Deferred offering costs	—	4,235
Digital financial assets	532	14,328
Income tax receivable	1,567	8,507
Other	7,581	5,967
Total prepaid expenses and other current assets	$216,604	$187,528

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
21. Accounts payable and accrued expenses
Accounts payable and accrued expenses includes the following (in thousands):

Table 21.1 Details of Accounts Payable and Accrued Expenses
	June 30, 2025	December 31, 2024
Accrued distribution costs	$107,925	$83,318
Stablecoin redemptions in transit	194,026	118,074
Accrued expenses	66,827	70,314
Accounts payable	28,522	5,505
Income taxes payable	3,850	678
Other payables	10,410	9,118
Total accounts payable and accrued expenses	$411,560	$287,007
22. Commitments and contingencies

Legal matters
The Company is subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business. The Company is also subject to regulatory oversight by numerous regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements.
The Company is in a dispute with a financial advisor regarding advisory fees related to engagement letters between the parties. In 2022, the Company’s Board of Directors passed resolutions terminating the engagement letters. The financial advisor has subsequently asserted that the terminations of the engagement letters are ineffective and has demanded fees and interest for various transactions. The Company believes it has properly and effectively terminated the engagement letters with the financial advisor, and strenuously disputes the financial advisor's demand for any fees in connection with the transactions, which have all been conducted without the financial advisor’s assistance. On May 28, 2024, the financial advisor filed a lawsuit regarding the dispute. The Company does not believe that the outcome of the dispute at this point can be reasonably quantified or estimated.
Commitments and other contingencies
Current tax rules related to stablecoins require significant judgments to be made in interpretation of the law, including but not limited to the withholding tax, income tax and information reporting. Additional guidance may be issued by U.S. and non-U.S. governing bodies that may significantly differ from the Company’s interpretation of the law, which could have unforeseen effects on our financial condition and results of operations, and as a result, the related impact on our financial condition and results of operations is not estimable but could be material.
23. Subsequent events
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes significant changes to U.S. tax law, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation, the immediate expensing of domestic research and development costs, and the limitation on the deductibility of business interest expense. The Company is currently evaluating the potential impact of the OBBBA on its consolidated financial statements and related disclosures. Any material effects identified through this evaluation will be reflected in the Company's Form 10-Q for the period ending September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the “Risk Factors” section.
Overview
Founded in 2013, Circle’s mission is to raise global economic prosperity through the frictionless exchange of value. We intend to connect the world more deeply by building a new global economic system on the foundation of the internet, and to facilitate the creation of a world where everyone, everywhere can share value as easily as we can today share information, content, and communications.
Since inception, we have relentlessly pursued our mission and vision, building fundamental technology for the internet financial system. We have forged paths toward mainstream acceptance through persistent and active engagement with policymakers and regulators globally, and have seen institutional and consumer knowledge and acceptance of internet-native financial assets approach critical mass. Large and influential players in the incumbent financial services system are increasingly embracing digital assets broadly and stablecoins specifically.
Circle's innovative products reach tens of millions of end-users, power thousands of businesses, and, as of June 30, 2025, USDC has been used for over $31 trillion in onchain transactions. While we have made strong progress in our pursuit of our mission and vision over the past decade, we believe the internet financial system is in its infancy with decades of growth and innovation ahead.
Our Business Model
We believe that we are well positioned to capitalize on the development of the internet financial system and the reimagining of how money works in the world. The future of money is open, transparent, and digital, and we are at the center of this transformation.
Our business model is driven by the growth of the Circle stablecoin network, which comprises our stablecoin infrastructure, our banking and reserve management infrastructure, our blockchain infrastructure, and our Developer Services application platform, as well as all the end-users who are active on our platform and benefit from our underlying technology. We continually invest in growing the Circle stablecoin network:
•We promote distribution and adoption of Circle stablecoins through partnerships with large, leading financial and technology-focused institutions with large consumer customer bases.
•We expand our reach by broadening the accessibility of our network, such as by building global on- and off-ramps from fiat banking providers that permit Circle Mint customers to move their funds between fiat and Circle stablecoins, enabling efficient utilization of Circle stablecoins globally.
•We support the building of new applications on our platform by providing end-to-end tools and operational infrastructure that make it easier for developers to abstract away the technology intricacies of building apps on blockchain networks. These tools, such as CCTP and Circle Gas Station, lower the barriers to entry for developers and end-users, and support innovation on our network. Importantly, many of these tools are open source and permit developers to build on our network regardless of whether they have an existing Circle relationship, which helps fuel the growth of the Circle stablecoin network.
•We stimulate increased activity on the Circle stablecoin network by encouraging the growth of the broader Web3 ecosystem and by introducing new products and services, which enable end-users to leverage the benefits inherent in the internet financial system: transparency, increased velocity, and reduced cost, all with the programmability of money. In addition to products that we introduce ourselves, third-party-developed applications add to activity on our platform.
•We seek to expand our footprint to new markets, encouraging global adoption of our technology and products. We do so with a regulatory-first posture, obtaining appropriate licenses as needed.
The way that we monetize our network has shifted over time, and continues to evolve. Our key product offerings are as follows:

Circle Stablecoins
Core to our network are USDC and EURC, our regulated U.S. dollar- and euro-denominated stablecoins. We launched USDC in 2018, which is the world's largest regulated payment stablecoin as measured by the amount of stablecoins in circulation. USDC makes the dollar digitally available via the internet, taking advantage of the internet’s capabilities, transparency, speed, and efficiency. In June 2022, we launched EURC utilizing the same underlying infrastructure. In July 2024, Circle Internet Financial Europe SAS became the first global stablecoin issuer to achieve compliance with MiCAR.
Stablecoins act as the bridge between the fiat and digital assets ecosystems. We believe the ability of Circle Mint customers to quickly and confidently move from fiat to Circle stablecoins is essential to the growth of the Circle stablecoin network. The volume of USDC minted and redeemed demonstrates the scale and resiliency of the banking infrastructure supporting our on- and off-ramps between the digital asset and fiat ecosystems.
Below is a summary of USDC minted and redeemed for each of the periods presented. EURC minting and redemption was immaterial for the periods presented. For our calculation of USDC in circulation, see “—Key operating and financial indicators—USDC in circulation and average USDC in circulation”,

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
USDC in circulation, beginning of period	$59,976	$32,419	$43,857	$24,412
USDC minted	42,174	34,837	95,396	66,986
USDC redeemed	(40,817)	(35,015)	(77,920)	(59,157)
Net increase in USDC in circulation	1,357	(178)	17,476	7,829
USDC in circulation, end of period	$61,333	$32,241	$61,333	$32,241

All Circle stablecoins minted and outstanding are backed by at least an equivalent amount of fiat currency-denominated reserve assets that are held in accounts that are titled FBO holders of Circle stablecoins with leading financial institutions. Laws, regulations, and our operating policies are designed to ensure the capital preservation and liquidity of these reserve assets. USDC reserves are limited to cash balances held at banks and the Circle Reserve Fund. See “—Liquidity and capital resources—Composition of USDC reserves” for additional information regarding the Circle Reserve Fund.
Circle earns reserve income on the reserve assets backing USDC in circulation, historically at interest rates close to the prevailing SOFR during the applicable periods. We term the rate of return generated on assets held in reserve as the “reserve return rate”. See “—Key operating and financial indicators” for the calculation of reserve return rate. The reserve income that we generate is a function of USDC in circulation over a given period and the reserve return rate. Reserve income comprised between 96.4% and 98.5% of Circle’s total revenue in both the three and six months ended June 30, 2025 and 2024.

Reserve Return Rate
(in percentages)	Reserve Return Rate	Quarterly Avg. SOFR	Quarterly Avg. 3Mo T-Bill
1Q24	5.13	5.31	5.23
2Q24	5.17	5.32	5.25
3Q24	5.11	5.28	5.00
4Q24	4.49	4.68	4.40
1Q25	4.16	4.33	4.21
2Q25	4.14	4.32	4.23

Other products
In addition to Circle stablecoins, we continue to expand product offerings that benefit from and support the growth of the Circle stablecoin network. Our other products contributed 4% and 2% of Circle’s total revenue in both the three and six months ended June 30, 2025 and 2024, respectively. We believe these and other new product offerings will contribute to the growth of the Circle stablecoin network, and over time drive a flywheel of growth that has been the hallmark of successful internet-driven networks. We also expect growth in our network to drive increases in USDC in circulation and thereby drive our reserve income. We anticipate growing these offerings in the coming years, diversifying our revenue profile. These offerings include:
Developer Services
Our Developer Services products include an array of developer-ready and enterprise-grade infrastructure services that developers can plug into their own applications. These solutions can be delivered via API to companies seeking to introduce developer capabilities to their customer bases. Examples of products we have recently launched include Circle Wallets, Circle Contracts, Circle Paymaster, and CCTP.
We have developed and continue to develop additional features for our Circle Wallets, including our gas fee infrastructure, a collection of blockchain network infrastructure and open-source smart contracts that streamlines the end-user experience by supporting the payment of transaction fees on supported blockchains in USDC, thus removing the need to pay fees in each blockchain’s native token.
CCTP is a permissionless protocol that enables USDC to flow natively across supported blockchains and provides interoperability to blockchains that have historically been siloed due to incompatible protocols and supported tokens. CCTP empowers developers to offer greater utility in their applications by seamlessly operating across different blockchain networks.
Integration Services
We earn integration services and maintenance revenue by connecting and integrating Circle products such as USDC across blockchain networks. In exchange for a fee, we assist third-party public blockchains with the implementation of Circle stablecoins, the integration of Circle Mint and maintenance related to the Circle stablecoin network on their blockchains.
Tokenized Funds
As a result of our acquisition of Hashnote in January 2025, we issue USYC—a leading TMMF. We believe that by integrating USYC with our existing infrastructure, we can enhance its interoperability across multiple public blockchains and enable near-instantaneous conversion with Circle stablecoins, allowing traders to hold their assets or pledge collateral in TMMFs while accruing yield and then be able to near-instantaneously convert into stablecoins, which can be used to purchase other digital assets.
We believe that these tools greatly improve the quality of applications on our network, providing value both to the network effect that drives our growth by attracting end-users as well as to the developers that avail themselves of these offerings. We believe we can further monetize these services in the future as we continue to develop and scale them.
Liquidity Services
To facilitate the needs of Circle Mint and our other customers we offer services to provide liquidity on a near instant basis. We earn fees associated with the redemptions of Circle stablecoins in excess of preestablished limits. Additionally, we earn fees associated with the redemption of USYC with Circle stablecoins, providing a unique redemption option for customers that require instant liquidity.
We believe that these products, services, and tools greatly improve the quality of applications on our network, providing value both to the network effect that drives our growth by attracting end-users as well as to the developers that avail themselves of these offerings. We believe we can further monetize these services in the future as we continue to develop and scale them.

Discontinued products
As we continue to focus on our core strategy of growing the Circle stablecoin network, we have discontinued certain products that we deemed as non-core to our business. Together, these products contributed less than 1% of total revenue in the three and six months ended June 30, 2025 and 2024, and we do not anticipate them to impact our future financial or operating performance.
Transaction Services
Transaction Services related to the processing of USDC-native payments, payouts to sellers, vendors, or end-users, ledger management, and safekeeping services. In this capacity, we operated as a payment facilitator, processing credit and debit card transactions primarily for Web3 merchants. We completed the depreciation of these services in 2024.
Key Factors Affecting Operating Results
The growth and success of our business as well as our financial condition and operating results have been, and will continue to be affected by a number of factors, including:
Growth of the internet financial system
The internet financial system is built on blockchain infrastructure, and represents a fundamental shift that we believe will result in a profound change to the existing financial system by materially improving efficiency, reducing costs, expanding accessibility, and accelerating innovation. While the internet financial system has grown rapidly, it remains in its infancy and is very small relative to the legacy financial system. We believe we are well positioned to be among the winners in this emerging, transformative space, and we expect increased adoption and expansion of the internet financial system to be a key driver of growth in all our products and services, and hence of our overall financial performance.
Adoption of stablecoins as the core means of value exchange within the internet financial system
We believe stablecoins are the core facilitator of value exchange in the internet financial system. As of June 30, 2025, there were approximately $222.7 billion of stablecoins in circulation, according to CoinMarketCap, representing a 50% growth from June 30, 2024. We believe that we are poised to lead the way in driving the growth of stablecoins, with our trusted brand, regulation-first posture, robust scalable infrastructure, institutional-grade safety and soundness, and $61.3 billion of USDC in circulation across 5.7 million MeWs as of June 30, 2025. We stand to benefit as the adoption of stablecoins and the internet financial system increase, due not only to the growth in circulation of Circle stablecoins but also due to the Circle stablecoin network that we have developed. The following chart provides an overview of MeWs at quarter end for the periods presented.

MeWs
(in thousands)	MeWs
2Q24	3,363
3Q24	3,578
4Q24	4,264
1Q25	4,883
2Q25	5,660
Expanding global awareness and distribution of USDC as a leading stablecoin network
Access to the internet financial system transcends boundaries and borders. The growing international interest in both internet-based financial services broadly—and the Circle stablecoin network specifically—is a driver of our business. Our efforts to expand awareness and distribution of USDC follow a multi-pronged approach. We intend to continue expanding our global reach by obtaining regulatory licenses and registrations in additional jurisdictions, collaborating with strategic partners, and expanding our blockchain interoperability. We also intend to continue to invest in expanding awareness and distribution of Circle stablecoins in international markets, including through initiatives such as sponsored webinars, content sponsorship, event sponsorship, and traditional advertising (e.g., search engine marketing/retargeting), to further enhance our growth. Beyond our dedicated awareness initiatives, we continue to strive to make the Circle stablecoin network the most widely available and easy to use globally by integrating into many major blockchain protocols, which we believe will enhance both demand and distribution of Circle stablecoins. We expect increased awareness and interest in Circle stablecoins, including both increasing penetration among our existing markets and expansion into new markets, to positively impact our performance.

Strategic partnerships fostering the Circle stablecoin network
Another core facet of our strategy is to complement our products and services with enterprise-level strategic commercial partnerships, with the goal of driving growth in the distribution and adoption of Circle stablecoins. Through these partnerships, we enable companies to offer internet-native financial services to their own customers, to the benefit of our overall network. In addition to our international partnerships with major consumer and technology brands, we partnered with Visa to enable the use of USDC within its payments network, and with MoneyGram to support the use of USDC for global remittances on the Stellar blockchain, among others. These partnerships are still in early stages, but we expect that they will contribute meaningfully to our operating and financial performance over time. We have also partnered with Coinbase to provide seamless access within its platform to convert between fiat currency and USDC and with Binance to make USDC more extensively available across its full suite of products and services and adopt USDC as a dollar stablecoin for its corporate treasury. We plan to continue to enter strategic partnerships like these to expand our product offerings and amplify the network effect inherent in our business. We believe each of these partnerships helps to foster broader access to Circle stablecoins and the internet financial system. These partnerships enable awareness and access of the Circle stablecoin network by new end-users who may otherwise not directly be reached, while benefiting existing end-users by expanding the opportunities for internet-based commerce. We expect these partnerships will drive greater circulation, adoption, and use of Circle stablecoins over time.
Growth in new products and services
We believe we have a sizable opportunity to grow our business through the introduction of new products and services. Our blockchain infrastructure and Developer Services provide platforms upon which third-party software developers can build and create their own products and financial applications. For example, we launched our CCTP V1 offering in early 2023 and have already seen significant growth. As of June 30, 2025, CCTP V1 was live on 11 blockchains (Aptos, Arbitrum, Avalanche, Base, Ethereum, Noble, OP Mainnet, Polygon PoS, Solana, Sui and Unichain). We calculate CCTP volume by analyzing data from all blockchains on which CCTP is deployed to match receiving USDC transaction data on destination blockchains with USDC redemption data from source blockchains, and then summing up the USDC redemption volumes on the source blockchains. In early 2025, we launched CCTP V2, a fast version of CCTP that accrues revenue when a customer elects the fast transfer feature. As of June 30, 2025, CCTP V2 was available on Arbitrum, Avalanche, Base, Codex, Ethereum, Linea, OP Mainnet, Polygon PoS, Solana, Sonic, Unichain, and Worldchain, with more blockchains expected to be announced throughout 2025. As of June 30, 2025, CCTP V1 and CCTP V2 enables 210 routes and has handled approximately $57.6 billion in transfers.We continue to develop our blockchain infrastructure and Developer Services products, facilitating the development of new third-party products for the internet financial system, which we expect will in turn increase demand for Circle stablecoins and serve as a critical driver to the growth of our network. We anticipate that the products developed on our platform will drive new sources of revenue, including network service fees and additional Developer Services fees.
Interest rate fluctuations
We derive the majority of our revenue from reserve income. Fluctuations in interest rates impact reserve return rates, such that a decrease in interest rates reduces reserve return rates and an increase in interest rates increases reserve return rates. Reserve return rate is a contributing factor to reserve income. As such, fluctuations in interest rates may result in changes in reserve income. However, interest rates are only one contributor to reserve income, and the other primary contributor—USDC in circulation—is inherently difficult to predict given the uncertainties in end-user and customer behavior. For example, although interest rates are positively correlated with the opportunity cost of holding USDC versus other financial instruments, given the utility of USDC as a means for the exchange of value, an increase in interest rates does not necessarily result in a decrease in USDC in circulation (and vice versa). Any relationship between interest rates and USDC in circulation is complex, highly uncertain, and unproven. As a result, while we are able to predict the impact of interest rate changes on the reserve return rate, given uncertainties in end-user and customer behavior and interests and market dynamics, we are unable to accurately predict the impact of such changes on reserve income.

Distribution costs
Our distribution costs have a meaningful impact on our financial performance. Prior to August 2023, distribution costs were primarily a function of (i) the amount of USDC distributed by Circle and Coinbase and (ii) the amount of USDC held on each respective party’s platform. Specifically, we shared any revenue generated from USDC reserves pro rata based on the amount of USDC distributed by each respective party and the amount of USDC held on each respective party’s platform in relation to the total amount of USDC in circulation. In August 2023, we and Coinbase entered into a Collaboration Agreement, under which we make payments to Coinbase for its role in the distribution of USDC and growth in the USDC ecosystem. These payments are determined based on the daily income generated from the reserves backing USDC, less the management fees charged by non-affiliated third parties for managing such reserves (such as asset management and custody fees) and certain other expenses, which is referred to as the “payment base.” From this payment base, (i) we retain a portion ranging from an annualized low-double-digit basis point to high tenth of a basis point based on the amount of USDC in circulation on such day, in consideration of our role as stablecoin issuer and which is designed to partially reimburse us for indirect costs of issuing stablecoins and the management of the associated reserves, such as maintaining our accounting, treasury, regulatory, and compliance functions (the “issuer retention”), (ii) we and Coinbase each receive an amount equal to the remaining payment base multiplied by the percentage of such stablecoin that is held in the applicable party’s custodial products or managed wallet services at the end of such day, and (iii) after deducting amounts payable to other approved participants in the USDC ecosystem, Coinbase receives 50% of the remaining payment base. As a result, the greater the proportion of USDC in circulation held on Coinbase’s platform, the greater the proportion of reserve income payable to Coinbase. Conversely, the greater the proportion of USDC in circulation held on our platform or held outside of Circle and Coinbase platforms, the smaller the proportion of reserve income payable to Coinbase. As a result, distribution costs are impacted by the actions and policies of Coinbase and their effects on the amount of USDC in circulation held on Coinbase’s platform, which we do not control or oversee. As of June 30, 2025 and 2024, the percentage of USDC in circulation held on Circle's platform was approximately 10% and 2%, respectively; based on information provided to us by Coinbase, the percentage of USDC in circulation held on Coinbase's platform was approximately 21% and 18%, respectively; and the percentage of USDC in circulation held outside Circle's and Coinbase's platforms was approximately 69% and 80%, respectively.
For the six months ended June 30, 2025 and 2024, the daily weighted-average percentage of USDC in circulation held on Circle’s platform was approximately 7% and 2%, respectively; based on information provided to us by Coinbase, the daily weighted-average percentage of USDC in circulation held on Coinbase’s platform was approximately 23% and 16%, respectively; and the daily weighted-average percentage of USDC in circulation held outside Circle’s and Coinbase’s platforms was approximately 70% and 82%, respectively. In addition, we and Coinbase may agree to pay a portion of the residual payment base to approved participants to incentivize the circulation of stablecoins, which may impact our distribution costs. We have added and expect to continue to add additional distributors in the future and anticipate that such distribution contracts may have different commercial terms depending on negotiations with our distributors and the circumstances in our evolving industry.
Government regulation
At Circle, we have always had a “regulation-first” philosophy that underlies our operations and has led to significant investments in building a robust compliance infrastructure. However, the laws and regulations to which we are subject are rapidly evolving and increasing in scope. As a result, we monitor regulatory changes closely and we expect to continue to invest significant resources in our legal, compliance, product, and engineering teams to ensure our business practices comply with, and plan and prepare for, current and future regulations.
Certain major economies across the globe (such as the United States, European Union, Hong Kong, Japan, and Singapore) have passed national laws regulating stablecoins. Other leading economies (such as the United Arab Emirates) are actively considering comprehensive rules to integrate stablecoins into their financial system. Notably, the United States has recently enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 Act (the “GENIUS” Act), marking a significant milestone in the establishment of a clear regulatory framework for stablecoins. This legislation is expected to provide increased certainty for market participants and accelerate institutional adoption. We believe increased global regulatory clarity will result in increased conviction in stablecoins by consumers and enterprises alike, which will drive adoption in using stablecoins as digital currencies. We believe these trends will naturally increase the growth of the Circle stablecoin network as the leading regulatorily compliant player in the space.

Significant Transactions
Initial Public Offering
In June 2025, the Company completed its IPO, in which the Company issued and sold 19.9 million shares of its Class A common stock at a public offering price of $31.00 per share, which resulted in net proceeds to the Company of $ $583.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $12.8 million.
In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock.
Certain of our restricted stock units granted to employees included both a service condition and a liquidity-event related performance condition. The performance condition related to these awards was met upon the commencement of trading of our Class A common stock on the NYSE, and the Company recognized $423.8 million of stock-based compensation expense, net of $62.7 million of capitalized costs related to internally developed software, for the vesting of approximately 9.5 million shares of Class A common stock, 4.0 million of which were withheld for tax withholding requirements.
Hashnote Acquisition
In January 2025, we acquired 100% of the ownership interest in Hashnote, which, through its affiliates, is the fund manager of SDYF, a TMMF and the issuer of USYC. The fair value of consideration transferred for the Hashnote Acquisition was approximately $100.1 million, subject to customary adjustments, consisting of $10.2 million in cash and approximately 2.9 million shares of our Class A common stock.
Key Operating and Financial Indicators
We regularly review several key operating and non-GAAP financial indicators to evaluate our performance and trends and inform management’s budgets, financial projections, and strategic decisions. The following table presents our key operating and financial indicators, as well as the relevant GAAP measures, for the periods indicated:

(in millions, except reserve return rate, daily weighted-average percentage of USDC on platform and stablecoin market share)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Key operating data:
USDC in circulation, end of period	$61,333	$32,241	$61,333	$32,241
Average USDC in circulation	$61,039	$32,771	$57,574	$30,405
Reserve return rate	4.1%	5.2%	4.2%	5.2%
USDC on platform, end of period	$6,040	$590	$6,040	$590
Daily weighted-average percentage of USDC on platform	7.4%	2.1%	6.6%	2.2%
USDC minted	$42,174	$34,837	$95,396	$66,986
USDC redeemed	$40,817	$35,015	$77,920	$59,157
Stablecoin market share, end of period	28%	22%	28%	22%
Meaningful Wallets, end of period	5.66	3.36	5.66	3.36
GAAP financial data:
Total revenue and reserve income	$658	$430	$1,237	$795
Net income (loss) from continuing operations	$(482)	$33	$(417)	$82
Non-GAAP financial data:
Adjusted EBITDA (1)	$126	$83	$248	$159

(1) See “Non-GAAP Financial Measures” for reconciliation of Adjusted EBITDA to net income (loss) from continuing operations.

USDC in circulation and average USDC in circulation
USDC in circulation is the total amount of USDC minted and outstanding as of the end of the reporting period. Average USDC in circulation is calculated as the simple daily average of USDC in circulation, with the daily USDC in circulation determined at the end of each day. In each case, we exclude:
•“tokens allowed but not issued,” which are tokens that exist on the Algorand, Hedera, Polkadot, and Solana blockchains due to the technical implementation of USDC on those blockchains. These tokens are held by us in restricted, segregated “tokens allowed but not issued” blockchain addresses. We do not receive any funds for their creation, and they are not redeemable for the U.S. dollar. These tokens are restricted for use while held in such blockchain addresses. These tokens cannot be redeemed for the U.S. dollar as the private keys are securely controlled by us and the blockchain addresses are not configured to allow redemption requests to be established by Circle Mint. When a minting request is received for USDC on these blockchains and the funds underlying such request is received, the corresponding amount of “tokens allowed but not issued” is transferred from the segregated “tokens allowed but not issued” addresses to the minting address via a system controlled process administered by us, at which point the tokens are considered to be USDC in circulation.
•“access denied tokens,” which are tokens that are restricted from being accessed by the holder to comply with a law, regulation, or legal order from a duly recognized and authorized court of competent jurisdiction, or governmental or other authority with jurisdiction over the Company. When these tokens were originally issued (i.e., before they were restricted from being accessed), we received the equivalent amount of fiat currency in connection with their original minting. Upon determination that a token should be an “access denied token,” we restrict the access of the holder to such token and transfer the reserves relating to such token to a segregated bank account specifically for “access denied tokens.” The assets in such segregated bank account constitute a component of USDC reserves, and we do not extinguish the associated liability until the segregated reserve funds are transferred to the relevant law enforcement agency or government body or until the access denial request is reversed and a subsequent redemption request is made by the stablecoin holder. As of June 30, 2025 and 2024, there were $166.6 million and $80.0 million of “access denied tokens,” respectively.
We exclude these tokens because these tokens are not used for transactions and thus do not reflect the Circle stablecoin ecosystem’s breadth, which as noted below, is the principal purpose for which we present USDC in circulation and average USDC in circulation.
USDC in circulation and average USDC in circulation include corporate-held USDC (i.e., USDC held by us), as we routinely use USDC to pay for distribution, transaction, and other costs as well as operating expenses and thus corporate-held USDC contributes to the Circle stablecoin ecosystem’s breadth, which as noted below, is the principal purpose for which we present USDC in circulation and average USDC in circulation. As of June 30, 2025 and December 31, 2024, there was $588.3 million and $294.5 million of corporate-held USDC, respectively.
USDC in circulation and average USDC in circulation are major contributing factors to our reserve income and also provide a measure of the Circle stablecoin ecosystem’s breadth. We expect that the continued growth and development of the internet financial system will further drive increases in USDC in circulation and average USDC in circulation.
Reserve return rate
Reserve return rate is the rate of return generated on assets held in reserve. Reserve return rate is calculated as our reserve income divided by the average period balance of reserves segregated for the benefit of holders of Circle stablecoins, with average period balance of reserves segregated for the benefit of holders of Circle stablecoins measured as the simple daily average of reserves segregated for the benefit of holders of Circle stablecoins, with daily average of reserves segregated for the benefit of holders of Circle stablecoins determined at the end of each day. Reserve return rate is a major determinant of our reserve income.
USDC on platform and daily weighted-average percentage of USDC on platform
USDC on platform is defined as the total amount of USDC on Circle’s platform, which includes USDC held within Circle Mint accounts, corporate-held USDC, and USDC held within non-custodial wallets offered through the Circle platform (including Circle’s managed wallet services such as Circle Wallets and other wallet technologies). USDC on platform provides a measure of the Circle platform’s breadth and is also used to calculate Circle’s share of reserve income under the Collaboration Agreement. USDC on platform relates solely to third parties using Circle’s platform to hold USDC (i.e., it includes USDC held within non-custodial wallets for all periods, and does not include corporate-held USDC).
Daily weighted-average percentage of USDC on platform is defined as the average of the percentage of USDC in circulation that is held on Circle’s platform at the end of each day, weighted based on the amount of USDC in circulation at the end of each day. Percentage of USDC on platform at the end of each day is used to calculate Circle’s share of reserve income under the Collaboration Agreement.

USDC minted / USDC redeemed
USDC minted / USDC redeemed measures USDC on-ramp activity (i.e., flow of U.S. dollar fiat converted to USDC) and off-ramp activity (i.e., flow of USDC converted to U.S. dollar fiat) initiated by Circle Mint customers. We believe this demonstrates our operational capacity and resiliency to process minting and redemptions through our digital and banking infrastructure. USDC minted / USDC redeemed do not represent the amount of USDC acquired or redeemed by end-users.
Stablecoin market share
Stablecoin market share is defined as the amount of Circle stablecoins in circulation as a percentage of the total fiat-backed stablecoins (i.e., digital assets pegged to the value of a fiat currency) in circulation. Stablecoin market share reflects how much of the stablecoin market is composed of Circle stablecoins relative to the competitive landscape. Since 2021, Circle has been the second-largest issuer of stablecoins as measured by the amount of stablecoins in circulation, and as of June 30, 2025, Circle holds a 28% stablecoin market share measured by stablecoins in circulation, according to CoinMarketCap.
Meaningful Wallets
MeWs are defined as the number of onchain digital asset wallets with an amount of USDC above $10. As a single end-user may have multiple onchain digital asset wallets, MeWs do not represent, and we do not use MeWs as a measure of, the number of unique end-users with more than $10 of USDC. Nonetheless, we believe that MeWs is an indicator of the breadth of USDC’s adoption.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is calculated as net income (loss) from continuing operations excluding: depreciation and amortization expenses; interest expense, net of amortization of discounts and premiums; interest income; income tax (benefit) expense; stock-based compensation expense; certain legal expenses; realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments; realized (gains) losses on available-for-sale debt securities; impairment losses on strategic investments; restructuring expenses; acquisition-related costs; change in fair value of convertible debt, warrant liability, and embedded derivatives; losses on sale of long-lived assets; and foreign currency exchange loss. Adjusted EBITDA is a key measure used by our management and board of directors to monitor and evaluate the growth and performance of our business operations, facilitate internal comparisons of the historical operating performance of our business operations, facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures or operating histories, review and assess the performance of our management team and other employees, and prepare budgets and evaluate strategic planning decisions regarding future operating investments. See “—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, the most closely comparable GAAP measure, and additional information about the limitations of our non-GAAP measures.
Key Components of Revenue and Expenses
Revenue and reserve income
Reserve income
We mint Circle stablecoins when we receive the corresponding fiat funds from Circle Mint customers, which are placed into accounts that are titled FBO holders of USDC and EURC, respectively. Similarly, upon receipt of a redemption request from a Circle Mint customer with respect to USDC or EURC in such customer’s account, we remove such stablecoins from such customer’s account and transfer the corresponding fiat funds from the segregated reserve accounts to such customer’s bank account. As required by MiCAR, end-users that are not Circle Mint customers may also redeem USDC or EURC directly from us after providing us with compliance information and supporting documentation by sending the tokens to a designated deposit address, at which point we transfer the corresponding fiat funds from the segregated reserve accounts to such end-user’s bank account (see “Glossary—The issuers of Circle stablecoins”). We earn interest and dividends on assets held in reserve accounts, which for the periods presented included cash balances held at banks, short-dated U.S. Treasury securities, and the Circle Reserve Fund, as applicable. Interest income is recognized under the effective interest method, and dividend income is recognized when declared. Reserve income is recorded on a gross basis before the impact of any distribution costs. An increase in the amount of Circle stablecoins in circulation (i.e., the amount of stablecoins minted is greater than the amount of stablecoins redeemed) would increase the amount of assets held in reserve accounts, and thus, assuming a constant reserve return rate, would result in increased reserve income. Conversely, a decrease in the amount of Circle stablecoins in circulation (i.e., the amount of stablecoins redeemed is greater than the amount of stablecoins minted) would decrease the amount of assets held in reserve accounts, and thus, assuming a constant reserve return rate, would result in decreased reserve income.

Other revenue
Other revenue consists of revenues generated from products and services that increase the utility of Circle stablecoins and related transactional or wallet infrastructure. The components of other revenue primarily include subscription and services revenue, transaction revenue and other revenues. Subscription and services consists of customer agreements where recurring revenue is generated from integration and maintenance services, fund management, time-based access, and user-based licensing. Transaction revenue is generated from usage-based, volume-based, or event-driven transactions. This includes fees associated with the redemption of Circle stablecoins and USYC, blockchain rewards revenue and use of Circle infrastructure in facilitating digital asset transactions. Other is primarily generated from fees associated with certain non-recurring services and discontinued legacy products.
Distribution, transaction, and other costs
Distribution costs
We incur distribution costs to incentivize distributors to use and distribute Circle stablecoins. Prior to August 2023, distribution costs were primarily a function of (i) the amount of USDC distributed by Circle and Coinbase and (ii) the amount of USDC held on each respective party’s platform. Specifically, we shared any revenue generated from USDC reserves pro rata based on the amount of USDC distributed by each respective party and the amount of USDC held on each respective party’s platform in relation to the total amount of USDC in circulation. In August 2023, we and Coinbase entered into a Collaboration Agreement, under which we make payments to Coinbase for its role in the distribution of USDC and growth in the USDC ecosystem. These payments are determined based on the daily income generated from the reserves backing USDC, less the management fees charged by non-affiliated third parties for managing such reserves (such as asset management and custody fees) and certain other expenses, which is referred to as the “payment base.” From this payment base, (i) we retain a portion ranging from an annualized low-double-digit basis point to high tenth of a basis point based on the amount of USDC in circulation on such day, in consideration of our role as stablecoin issuer (the “issuer retention”), (ii) we and Coinbase each receive an amount equal to the remaining payment base multiplied by the percentage of such stablecoin that is held in the applicable party’s custodial products or managed wallet services at the end of such day, and (iii) after deducting amounts payable to other approved participants in the USDC ecosystem, Coinbase receives 50% of the remaining payment base. The issuer retention is designed to partially reimburse us for indirect costs of issuing stablecoins and the management of the associated reserves, such as maintaining our accounting, treasury, regulatory, and compliance functions, which are generally recognized in various operating expenses including compensation expenses and general and administrative expenses in our unaudited Condensed Consolidated Statement of Operations. These deductions are accounted for as components of the overall arrangement with Coinbase as we are not providing a distinct service to issue stablecoins and manage the associated reserves. The Collaboration Agreement is accounted for as an executory contract and reflected in distribution and transaction costs in our unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2025 and 2024, we incurred $630.6 million and $438.6 million, respectively, of distribution costs in connection with our agreements with Coinbase. We expect our distribution expense to increase in the future, as we add distributors and approved participants. Our distribution expense will also increase to the extent our reserve income increases over time. We also anticipate new distribution arrangements may differ depending on our negotiations with our distributors and the circumstances in our evolving industry.
Transaction costs
We also incur transaction costs to pay for the blockchain network transaction fees necessary to complete transactions on supported blockchains. For a given blockchain, we purchase the necessary digital assets in advance and, upon initiation of a transaction, we pay blockchain transactions fees using our inventory of digital assets. We expect this expense to increase going forward due to increases in volume and rising fees on certain popular blockchain networks.
Other costs
Other costs primarily comprise expenses incurred as a result of facilitating and delivering products and services, including the certain fees related to the issuance of USYC and other costs to participate in activities that enhance the utility of Circle stablecoins and our infrastructure.
Other than distribution, transaction, and other costs, we do not incur distinct costs to mint and/or redeem stablecoins.
Operating expenses
Compensation expenses
Compensation expenses are primarily driven by employee compensation, including salaries and wages, stock-based compensation, bonuses, post-retirement benefits, commissions, and severance payments. As we expand our business and team, we expect compensation expenses to increase.

General and administrative expenses
General and administrative expenses include costs incurred to support our business operations. Specifically, expenses incurred related to insurance policies, dues and subscriptions, professional services, bank fees, rent, and travel and business lodging. We expect general and administrative expenses to grow as we continue to invest to support the overall growth of our business.
Depreciation and amortization expenses
Depreciation and amortization expenses are incurred primarily from the amortization of internally developed software. We also incur amortization expense from the amortization of intangible assets acquired in business combinations and asset acquisitions such as the technology platform, customer relationships, brand names, and licenses. We expect that our depreciation and amortization expenses will increase in future periods as we continue to invest in the development of our various digital platforms.
IT infrastructure costs
IT infrastructure costs include costs incurred in operating and maintaining our platform, including network, website hosting, and infrastructure costs. IT infrastructure costs also include software and technology costs incurred to support our general business operations including cloud hosting costs, cybersecurity, electronic communications archiving software, change management, and compliance technology such as AML and KYC software.
Marketing expenses
Marketing expenses are incurred to drive additional customers to our platform, capitalize on cross-sell opportunities from our customer base, and build awareness of our products and brand with the objective of growing our customer base.
Digital assets (gains) losses and impairment
Effective January 1, 2024, upon the adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets are measured at fair value. Fair value measurements for digital assets are based on quoted market prices in active markets. Gains and losses upon sale of digital assets are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets.
Prior to January 1, 2024, digital assets, including those held as collateral, are accounted for as indefinite-lived intangible assets. Accordingly, these digital assets are not subject to amortization. Instead, we tested digital assets for impairment by comparing the digital asset's fair value to its carrying value. We measured and recognized an impairment loss whenever the carrying value exceeded quoted market prices of the respective digital assets during the period and applied costs to transactions on a first-in, first-out basis.
Other income (expense), net
Other income (expense), net, is composed of multiple income (expense) categories, including, but not limited to, the following:
•Realized and unrealized gains (losses) on liabilities at fair value (e.g., convertible debt, warrants, derivatives, and embedded derivatives);
•Realized and unrealized gains (losses) on investments, which include changes in fair value related to our marketable equity securities, digital assets held for investment and observable price changes on our non-marketable equity securities;
•Impairment losses on equity investments;
•Interest income on corporate cash balances;
•Interest expense, net of accretion of discounts and amortization of premiums; and
•Foreign currency exchange gains and losses due to remeasurement of certain foreign currency denominated monetary assets and liabilities.
Income tax (benefit) expense
Income tax (benefit) expense includes income taxes related to foreign jurisdictions and U.S. Federal and state income taxes. As we conduct business activities internationally, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

Results of Operations
We discuss our historical results of operations below on a consolidated basis. The following table sets forth a summary of our unaudited condensed consolidated results of operations for the periods indicated, and the changes between periods. These results of operations have been prepared on the same basis as our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. The following unaudited condensed consolidated results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and related notes, included elsewhere in this Form 10-Q.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$634,274	$423,263	$211,011	49.9%
Other revenue	23,804	6,767	17,037	251.8%
Total revenue and reserve income	658,078	430,030	228,048	53.0%
Distribution, transaction and other costs
Distribution and transaction costs	406,472	246,901	159,571	64.6%
Other costs	470	1,476	(1,006)	(68.2)%
Total distribution, transaction and other costs	406,942	248,377	158,565	63.8%
Operating expenses
Compensation expenses	503,392	67,604	435,788	644.6%
General and administrative expenses	43,140	35,729	7,411	20.7%
Depreciation and amortization expenses	14,209	12,632	1,577	12.5%
IT infrastructure costs	8,760	6,875	1,885	27.4%
Marketing expenses	7,910	5,638	2,272	40.3%
Digital assets (gains) losses	(693)	2,929	(3,622)	(123.7)%
Total operating expenses	576,718	131,407	445,311	338.9%
Operating income (loss) from continuing operations	(325,582)	50,246	(375,828)	(748.0)%
Other (expense) income, net	(160,421)	1,921	(162,342)	(8450.9)%
Net income (loss) from continuing operations before income taxes	(486,003)	52,167	(538,170)	(1031.6)%
Income tax (benefit) expense	(3,903)	19,244	(23,147)	(120.3)%
Net income (loss) from continuing operations	$(482,100)	$32,923	$(515,023)	(1564.3)%
Revenue and reserve income
Reserve income. Reserve income increased by $211.0 million, or 49.9%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, of which approximately $327.4 million of the increase is attributable to a 86% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins related to digital asset trading activity, market share gains as we continue to grow in key markets, as well as expanded strategic partnerships and integrations. This was offset by a decrease of approximately $117.2 million attributable to a 103 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.
Other revenue. Other revenue increased by $17.0 million, or 251.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $18.4 million increase driven by additional Integration Services performed, fund management fees, and redemption fees related to our Tokenized Funds and Circle stablecoins.
Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $159.6 million, or 64.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by a $90.2 million increase in distribution costs paid to Coinbase as a combined result of increased reserve income and their on-platform balances, along with a $68.7 million increase in other distribution costs related to new strategic distribution partnerships.

Other costs. Other costs decreased by $1.0 million or 68.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by a decrease in the costs related to the discontinued legacy products.
Operating Expenses
Compensation expenses. Compensation expenses increased by $435.8 million, or 644.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by $423.8 million of stock-based compensation expense related to the vesting of RSUs for which, the service-based condition had been met prior to the IPO and the liquidity-event related performance condition was met upon the commencement of trading of our Class A common stock on the NYSE. In addition, there was an increase of $8.8 million in salaries, wages and bonus expenses due to increase in headcount.
General and administrative expenses. General and administrative expenses increased by $7.4 million or 20.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $4.5 million increase in contributions and a $2.7 million increase in travel and entertainment costs due to Company events and associated travel expenses.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.6 million or 12.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $2.1 million increase in amortization expense of internally developed software, offset by a $0.6 million decrease in amortization expense of acquired intangible assets.
IT infrastructure costs. IT infrastructure costs increased by $1.9 million, or 27.4% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $2.1 million increase in software licenses to support infrastructure build-out and enhanced product offerings.
Marketing expenses. Marketing expenses increased by $2.3 million, or 40.3%, for the three months ended June 30, 2025, compared to three months ended June 30, 2024, primarily driven by $3.1 million increased spending in marketing, sponsorship campaigns and advertising expenses, offset by a decrease of $0.8 million in conference expenses.
Digital assets (gains) losses. Digital assets (gains) losses changed by $3.6 million, or 123.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a change in the prices of digital assets driven by market fluctuations.
Other (expense) income, net. Other (expense) income, net changed by $162.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $166.8 million increase in the fair value of our convertible debt driven by an increase in the price of our Class A common stock.
Income tax (benefit) expense. Income tax expense decreased by $23.1 million or 120.3% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily attributable to net tax benefits recognized in connection with stock-based compensation deductions (net of addbacks) related to the Company’s IPO in the second quarter of 2025. These benefits were partially offset by an increase in non-IPO-related pre-tax book income for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$1,192,185	$782,902	$409,283	52.3%
Other revenue	44,466	12,222	32,244	263.8%
Total revenue and reserve income	1,236,651	795,124	441,527	55.5%
Distribution, transaction and other costs
Distribution and transaction costs	753,784	449,643	304,141	67.6%
Other costs	805	5,471	(4,666)	(85.3)%
Total distribution, transaction and other costs	754,589	455,114	299,475	65.8%
Operating expenses
Compensation expenses	579,012	128,753	450,259	349.7%
General and administrative expenses	73,824	66,246	7,578	11.4%
Depreciation and amortization expenses	28,089	24,225	3,864	16.0%
IT infrastructure costs	16,432	13,209	3,223	24.4%
Marketing expenses	11,770	6,456	5,314	82.3%
Digital assets (gains) losses	5,577	(1,444)	7,021	(486.2)%
Total operating expenses	714,704	237,445	477,259	201.0%
Operating income (loss) from continuing operations	(232,642)	102,565	(335,207)	(326.8)%
Other (expense) income, net	(163,524)	22,478	(186,002)	(827.5)%
Net income (loss) from continuing operations before income taxes	(396,166)	125,043	(521,209)	(416.8)%
Income tax (benefit) expense	21,143	43,481	(22,338)	(51.4)%
Net income (loss) from continuing operations	$(417,309)	$81,562	$(498,871)	(611.6)%
Revenue and reserve income
Reserve income. Reserve income increased by $409.3 million, or 52.3%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, of which approximately $628.5 million of the increase is attributable to a 89% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins related to digital asset trading activity, market share gains as we continue to grow in key markets, as well as expanded strategic partnerships and integrations. This was offset by a decrease of approximately $220.2 million which was attributable to 100 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.
Other revenue. Other revenue increased by $32.2 million, or 263.8%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $37.3 million increase driven by additional Integration Services performed, fund management fees, and redemption fees related to our Tokenized Funds and Circle stablecoins, offset by a $5.1 million decrease in other fees generated from other legacy products.
Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $304.1 million, or 67.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a $192.0 million increase in distribution costs paid to Coinbase as a combined result of increased reserve income and their on-platform balances, along with a $111.1 million increase in other distribution costs related to new strategic distribution partnerships.
Other costs. Other costs decreased by $4.7 million or 85.3%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a $5.1 million decrease in the costs related to the discontinued legacy products.

Operating Expenses
Compensation expenses. Compensation expenses increased by $450.3 million, or 349.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by $423.8 million of stock-based compensation expense related to the vesting of RSUs for which, the service-based condition had been met prior to the IPO and the liquidity-event related performance condition was met upon the commencement of trading of our Class A common stock on the NYSE. In addition, there was an increase of $19.7 million in salaries, wages and bonus expenses due to an increase in headcount.
General and administrative expenses. General and administrative expenses increased by $7.6 million, or 11.4% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $6.2 million increase in contributions and a $3.5 million increase in travel and entertainment costs due to Company events and associated travel expenses.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $3.9 million, or 16.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $5.1 million increase in amortization expense of internally developed software, offset by a $1.3 million decrease in amortization expense of acquired intangible assets.
IT infrastructure costs. IT infrastructure costs increased $3.2 million, or 24.4%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $3.7 million increase in software licenses to support infrastructure build-out and enhanced product offerings.
Marketing expenses. Marketing expenses increased by $5.3 million, or 82.3%, for the six months ended June 30, 2025, compared to six months ended June 30, 2024, primarily driven by $6.1 million increased spending in marketing, sponsorship campaigns and advertising expenses, offset by a decrease of $0.8 million in conference expenses.
Digital assets (gains) losses. Digital assets (gains) losses changed by $7.0 million, or 486.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a change in the prices of digital assets driven by market fluctuations.
Other (expense) income, net. Other (expense) income, net changed by $186.0 million, or 827.5% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $167.6 million increase in the fair value of our convertible debt driven by an increase in the price of our Class A common stock.
Income tax (benefit) expense. Income tax (benefit) expense decreased by $22.3 million, or 51.4% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily attributable to net tax benefits recognized in connection with stock-based compensation deductions (net of addbacks) related to the Company’s IPO in the second quarter of 2025. These benefits were partially offset by an increase in non-IPO-related pre-tax book income for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Changes in Financial Position
The following table sets forth a summary of selected line items from our unaudited Condensed Consolidated Balance Sheets for the periods indicated, and the changes between periods. These selected line items have been prepared on the same basis as our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of changes in the selected line items for these periods. The following selected line items should be read together with our unaudited Condensed Consolidated Financial Statements and related notes, included elsewhere in this Form 10-Q.

(in thousands, except percentage information)	June 30, 2025	December 31, 2024	$ Change	% Change
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins)	$1,706,390	$1,045,474	$660,916	63.2%
Cash and cash equivalents segregated for the benefit of stablecoin holders	61,365,920	43,918,572	17,447,348	39.7%
Accounts receivable, net	13,215	6,418	6,797	105.9%
Stablecoins receivable, net	—	6,957	(6,957)	(100.0)%
Prepaid expenses and other current assets	216,604	187,528	29,076	15.5%
Non-current assets:
Investments	83,794	84,114	(320)	(0.4)%
Fixed assets, net	23,804	18,682	5,122	27.4%
Digital assets	35,113	31,330	3,783	12.1%
Goodwill	266,384	169,544	96,840	57.1%
Intangible assets, net	396,969	331,394	65,575	19.8%
Deferred tax assets, net	17,472	10,223	7,249	70.9%
Other non-current assets	24,633	20,615	4,018	19.5%

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	411,560	287,007	124,553	43.4%
Deposits from stablecoin holders	61,101,523	43,727,363	17,374,160	39.7%
Convertible debt, net of debt discount	206,140	—	206,140	100.0%
Other current liabilities	11,211	16,597	(5,386)	(32.5)%
Non-current liabilities:
Convertible debt, net of debt discount	—	40,717	(40,717)	(100.0)%
Deferred tax liabilities, net	31,812	29,559	2,253	7.6%
Other non-current liabilities	20,431	21,281	(850)	(4.0)%
Redeemable convertible preferred stock	—	1,139,765	(1,139,765)	(100.0)%
Stockholders’ equity:
Additional paid-in capital	3,998,827	1,792,969	2,205,858	123.0%
Accumulated deficit	(1,640,510)	(1,223,213)	(417,297)	34.1%
Total stockholders’ equity	$2,370,831	$570,529	$1,800,302	315.5%
In accordance with applicable regulatory requirements and commercial law, for stablecoins issued and outstanding, we are generally required to hold at least an equivalent amount of fiat currency denominated assets, held in accounts that are titled FBO holders of Circle stablecoins. We may hold reserve assets segregated for the benefit of holders of Circle stablecoins in excess of deposits from holders of Circle stablecoins due to funds related to reserve income received that has not yet been transferred to corporate cash due to the timing of receipt and unprocessed customer deposits that have not yet been minted. We have access to and are entitled to the excess over redemption and customer obligations. We are not required by law or internal policy to maintain any such excess.

Current assets
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins). Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins) increased by $660.9 million, or 63.2%, as of June 30, 2025, compared to December 31, 2024, primarily due to $572.6 million cash proceeds from issuance of common stock in connection with the IPO, net of underwriting discounts and commissions and offering costs during the six months ended June 30, 2025. Refer to “— Liquidity and Capital Resources — Cash Flows” below for further discussion on the net cash provided by operating activities, investing activities and financing activities during the period.
Cash and cash equivalents segregated for the benefit of stablecoin holders. Cash and cash equivalents segregated for the benefit of stablecoin holders increased by $17.4 billion, or 39.7%, as of June 30, 2025, compared to December 31, 2024, primarily due to $17.5 billion increase in USDC in circulation. Refer to “— Liquidity and Capital Resources — Composition of USDC reserves” below for further discussion of the composition of the reserves.
Accounts receivable, net. Accounts receivable, net increased by $6.8 million, or 105.9%, as of June 30, 2025, compared to December 31, 2024, primarily due to a $7.8 million increase in the accounts receivable related to the subscription and services.
Stablecoins receivable, net. Stablecoins receivable, net decreased by $7.0 million, or 100.0%, as of June 30, 2025, compared to December 31, 2024, due to a $7.0 million repayment of stablecoins.
Prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $29.1 million, or 15.5%, as of June 30, 2025, compared to December 31, 2024, primarily due to a $49.0 million increase in the reserve income receivable, offset by a $13.8 million decrease in digital financial assets.
Non-current assets
Investments. Investments were relatively flat as of June 30, 2025 compared to December 31, 2024.
Fixed assets. Fixed assets increased by $5.1 million, or 27.4%, as of June 30, 2025, compared to December 31, 2024, primarily due to a $4.9 million increase in costs related to construction services for our corporate office space.
Digital assets. Digital assets increased by $3.8 million, or 12.1%, as of June 30, 2025, compared to December 31, 2024, primarily due to $4.1 million of digital assets received for service.
Goodwill. Goodwill increased by $96.8 million, or 57.1%, as of June 30, 2025, compared to December 31, 2024, due to the recognition of $96.8 million of goodwill related to the Hashnote acquisition.
Intangible assets. Intangible assets increased by $65.6 million, or 19.8%, as of June 30, 2025, compared to December 31, 2024, primarily due to a $62.7 million increase in internally developed software driven by the capitalization of stock-based compensation expense related to certain RSU awards that vested upon IPO.
Current liabilities
Accounts payable and accrued expenses. Accounts payable and accrued expenses increased by $124.6 million, or 43.4%, as of June 30, 2025, compared to December 31, 2024, primarily due to a $76.0 million increase in stablecoin redemption liabilities, $24.6 million increase in accrued distribution costs, and a $23.0 million increase in vendor related costs.
Deposits from stablecoin holders. Deposits from stablecoin holders increased by $17.4 billion, or 39.7%, as of June 30, 2025, compared to December 31, 2024. Refer to the “Cash and cash equivalents segregated for the benefit of stablecoin holders” narrative above for further discussion.
Convertible debt, net of debt discount . Convertible debt, net of debt discount increased by $165.4 million, or 406.3%, as of June 30, 2025, compared to December 31, 2024 (classified as a non-current liability as of December 31, 2024), primarily due to an increase in the fair value of our convertible debt driven by an increase in the price of our Class A common stock.
Redeemable convertible preferred stock
Redeemable convertible preferred stock. Redeemable convertible preferred stock decreased by $1.1 billion or 100% as of June 30, 2025, compared to December 31, 2024, as all shares of our outstanding redeemable convertible preferred stock automatically converted into Class A common stock in connection with the IPO.

Stockholders’ equity
Stockholders’ equity. Stockholders’ equity increased by $1.8 billion, or 315.5%, as of June 30, 2025, compared to December 31, 2024, primarily due to a $2.2 billion increase in additional paid-in capital which includes $1.1 billion from the conversion of redeemable convertible preferred stock into Class A common stock, $570.1 million from the issuance of common stock in connection with the IPO net of underwriting discounts and commissions and offering costs, and $362.2 million from the issuance of common stock upon the settlement of RSUs net of shares withheld. This is offset by the net loss of $417.3 million recognized during the six months ended June 30, 2025.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding: depreciation and amortization expenses; interest expense, net of amortization of discounts and premiums; interest income; income tax (benefit) expense; stock-based compensation expense; certain legal expenses; realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments; realized (gains) losses on available-for-sale debt securities; impairment losses on strategic investments; restructuring expenses; acquisition-related costs; change in fair value of convertible debt, warrant liability, and embedded derivatives; losses on sale of long-lived assets and foreign currency exchange loss. We have provided a reconciliation below of Adjusted EBITDA to net income (loss) from continuing operations, the most directly comparable GAAP financial measure.
We present Adjusted EBITDA because it is a key measure used by our management and board of directors to monitor and evaluate the growth and performance of our business operations, facilitate internal comparisons of the historical operating performance of our business operations, facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures or operating histories, review and assess the performance of our management team and other employees, and prepare budgets and evaluate strategic planning decisions regarding future operating investments. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
We believe it is useful to exclude non-cash charges, such as depreciation and amortization, stock-based compensation expense, and change in fair value of various financial instruments from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax (benefit) expense, interest income, interest expense, and non-routine items as these items are not components of our core business operations.
Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;
•Adjusted EBITDA does not reflect stock-based compensation and related taxes. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital;
•Adjusted EBITDA excludes one-time non-routine items; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results.

The following table reconciles Adjusted EBITDA to net income (loss), the most closely comparable GAAP financial measure, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$(482,100)	$32,923	$(417,309)	$81,562
Adjusted for:
Depreciation and amortization expenses	14,209	12,632	28,089	24,225
Interest expense, net of amortization of discounts and premiums	344	504	679	1,001
Interest income (1)	(9,952)	(8,460)	(17,917)	(16,813)
Income tax (benefit) expense	(3,903)	19,244	21,143	43,481
Stock-based compensation expense	434,966	16,749	447,682	26,229
Legal expenses(2)	1,706	956	3,611	2,634
Realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments	(5,738)	1,324	2,524	(3,039)
Realized (gains) losses on available-for-sale debt securities	—	(1)	—	(4)
Impairment losses on strategic investments	506	155	506	155
Restructuring expenses(3)	—	1,780	—	2,540
Acquisition-related costs(4)	—	—	535	—
Change in fair value of convertible debt, warrant liability, and embedded derivatives	167,724	4,586	170,106	(3,509)
Losses on sale of long-lived assets	4	10	16	57
Foreign currency exchange loss	8,067	201	8,605	342
Adjusted EBITDA	$125,833	$82,603	$248,270	$158,861

(1)Reflects interest income from corporate cash and cash and cash equivalents balances. For the avoidance of doubt, this amount does not include the impact of reserve income.
(2)Reflects litigation expenses related to the FT Partners litigation, and legal and settlement expenses related to legacy businesses. Refer to Note 22 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a summary of these legal matters.
(3)Reflects one-time restructuring expenses incurred in connection with our change in domicile from the Republic of Ireland to the State of Delaware.
(4)Reflects one-time legal and professional services costs related to the Hashnote acquisition.

Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including our working capital and capital expenditure needs and other commitments. Our recurring working capital requirements relate mainly to our cash operating costs. Our capital expenditure requirements consist mainly of software development related to our product development and are primarily dependent on the expansion of our products as well as salaries and wages of employees associated with software development projects.
As of June 30, 2025, we had total liquidity sources of $1.7 billion, which consisted of $1.1 billion in Cash and cash equivalents and $588.3 million in Cash and cash equivalents segregated for corporate-held stablecoins. We believe our operating cash flows, together with our total liquidity sources on hand, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form 10-Q. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we continue to invest in the expansion of our products and services. Operating payments made in the form of corporate-held stablecoins are utilized and presented in the unaudited Condensed Consolidated Statement of Cash Flows in the same manner as if such payments were settled in cash. Refer to Note 2 Deposits from Stablecoin Holders in the the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional details regarding the accounting for the use of corporate-held stablecoins in our Consolidated Statement of Cash Flows.

Cash and cash equivalents segregated for the benefit of stablecoin holders was $61.4 billion and $43.9 billion as of June 30, 2025 and December 31, 2024, respectively. This represents cash and cash equivalents maintained in segregated reserve accounts. We segregate the use of the assets underlying the customer funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to stablecoin holders.
Off-Balance Sheet Arrangements
As of June 30, 2025 and December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Composition of USDC Reserves
Circle manages its USDC reserves in accordance with the terms of its agreement with Circle Mint customers and applicable regulatory requirements and commercial laws. All USDC minted and outstanding are backed by an equivalent amount of U.S. dollar-denominated assets held in accounts that are titled FBO holders of USDC, and are held in omnibus structures, agnostic to individual customer and customer jurisdiction.
As of June 30, 2025 and December 31, 2024, USDC reserves held as cash balances at banks (labeled as “Cash” in the table below) significantly exceeded the FDIC insurance limit of $250,000 per financial institution. As of June 30, 2025 and December 31, 2024, FDIC deposit insurance related to financial institutions where USDC reserves were held was limited to an aggregate amount of $1.3 million (representing five FDIC-insured financial institutions). The liabilities related to Deposits from stablecoin holders on the unaudited Condensed Consolidated Balance Sheets are not covered by FDIC deposit insurance.
As of June 30, 2025, approximately 87% of USDC reserves are held in the Circle Reserve Fund. The remaining amount is held in cash and distributed across several banks. We allocate USDC reserves across the different types of reserve assets in accordance with our reserve management standard in a manner designed to ensure available liquidity to meet redemption requests. The portion of USDC reserves that we hold as cash at various banks is informed by our historical experience of the liquidity required to meet redemption requests and the time required to convert other reserve assets into cash. Any excess cash (i.e., amounts not required to satisfy near-term redemption requests based on our historical experience) is invested in the Circle Reserve Fund, in an attempt to mitigate the credit and counterparty risk of holding cash at banks in amounts exceeding the FDIC insurance limit. Conversely, if the cash held at any bank is insufficient to satisfy near-term redemption requests based on our historical experience, we transfer cash from other banks or redeem shares of the Circle Reserve Fund to remedy such shortfall.
The table presented below summarizes the composition of the reserves backing USDC in circulation (which, as discussed in “Key operating and financial indicators”, excludes access denied tokens and tokens allowed but not issued (for which we do not receive fiat funds)), the outstanding balance, and the average yield for the periods indicated. We use USDC in circulation in the table presented below to align with our presentation in “—Key operating and financial indicators” and because reserves backing access denied tokens do not represent a material portion of USDC reserves. The amounts below differ from assets (cash and cash equivalents and available-for-sale securities) segregated for the benefit of stablecoin holders, as these line items on our balance sheet include reserve assets backing access denied tokens and reserve assets backing EURC (which is held only in cash at banks and not material for the periods presented) and excludes the amount of reserve assets backing corporate-held USDC. In addition, the amounts differ due to timing and settlement differences, such as reserve income earned but not yet transferred to corporate cash and timing differences of cash receipts and payments related to the minting and redemption process.

(in millions, except percentages)	June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Asset Class	Fair Value	Average Yield	Average Yield	Fair Value	Average Yield	Average Yield
Cash	$8,233	3.45%	3.45%	$3,526	4.15%	4.06%
Circle Reserve Fund	$53,165	4.24%	4.25%	$28,689	5.30%	5.30%
The Circle Reserve Fund is a government money market fund pursuant to Rule 2a-7 under the 1940 Act, holding a portfolio of U.S. Treasury securities with remaining maturities of three months or less, overnight U.S. Treasury repurchase agreements, and cash.

As an SEC-registered Rule 2a-7 fund, the securities purchased by the Circle Reserve Fund are subject to the quality, diversification, and other requirements of Rule 2a-7 under the 1940 Act and other rules of the SEC. Under these rules, among other things, a Rule 2a-7 fund (i) must hold securities that are sufficiently liquid to meet reasonably foreseeable shareholder redemptions and any commitments the fund has made to its shareholders, (ii) cannot acquire any security other than cash, direct obligations of the U.S. government, securities that will mature or are subject to a demand feature that is exercisable and payable within one business day, and amounts receivable and due unconditionally within one business day on pending sales of portfolio securities (such assets, collectively, the “daily liquid assets”) if, immediately after the acquisition, the fund would have invested less than 25% of its total assets in such daily liquid assets, (iii) cannot acquire any security other than cash, direct obligations of the U.S. government, government securities that are issued by a person controlled or supervised by and acting as an instrumentality of the U.S. government that are issued at discount to the principal amount to be repaid at maturity and have a remaining maturity 60 days or less, securities that will mature or are subject to a demand feature that is exercisable and payable within five business days, and amounts receivable and due unconditionally within five business days on pending sales of portfolio securities (such assets, collectively, “weekly liquid assets”), if, immediately after the acquisition, the fund would have invested less than 50% of its total assets in weekly liquid assets, and (iv) must post prominently on its website and update each business day the percentages of its total assets invested in daily liquid assets and weekly liquid assets.
The Circle Reserve Fund is managed by BlackRock. It is only available to Circle, and Circle is the only shareholder of the Circle Reserve Fund. As discussed above, the Circle Reserve Fund is subject to the daily and weekly liquid assets requirements of Rule 2a-7. Subject to compliance with those requirements, according to its Form 10-Q, the Circle Reserve Fund invests at least 99.5% of its total assets in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, with any securities generally maturing in 397 days or less and the portfolio having a dollar-weighted average maturity of 60 days or less and a dollar-weighted average life of 120 days or less.
Information regarding the Circle Reserve Fund is available, and is updated daily, on BlackRock’s website under the USDXX ticker symbol (CUSIP: 09261A870), including the fund’s net asset value, assets held within the fund, the fund’s yield, and the yields of specific assets held within the fund. The composition of assets held within the fund will vary over time, and the assets within the fund could have different remaining maturities (but always three months or less) and provide different yields.
Our investment in the Circle Reserve Fund is represented by shares (designated “Institutional Shares”) of the Circle Reserve Fund. The Circle Reserve Fund’s investments and business operations are managed by BlackRock Advisors, LLC, as investment manager, subject to oversight of BlackRock Funds’ board of trustees. As required by the 1940 Act, the Circle Reserve Fund provides us, as its sole shareholder, with consent rights over changes to certain fundamental investment restrictions, such as the Circle Reserve Fund acting in ways that are not permitted under the 1940 Act or inconsistent with the disclosure in the fund’s prospectus. In addition, as the shareholder of the Circle Reserve Fund, together with all other shareholders of funds overseen by BlackRock Funds’ board of trustees, we are able to vote in the election of BlackRock Funds’ board of trustees.
The Circle Reserve Fund seeks to maintain a net asset value (“NAV”) of $1 per share. Our investment in the Circle Reserve Fund is not insured or guaranteed by the FDIC or any other government agency. BlackRock is not required to reimburse the fund for losses and is not required to provide financial support for the fund at any time. If the terms of the Circle Reserve Fund are modified to no longer suit our objectives, or if BlackRock manages the Circle Reserve Fund in a manner inconsistent with our reserve management standard, we may redeem our shares of the Circle Reserve Fund; we do not have other recourse (other than under the securities laws if BlackRock manages the Circle Reserve Fund in a manner inconsistent with the fund’s prospectus).
We may generally purchase or redeem shares of the Circle Reserve Fund each day on which both the New York Stock Exchange and the Federal Reserve Bank of Philadelphia are open for business. The purchase price and the redemption price per share is the NAV per share, which the Circle Reserve Fund seeks to maintain at $1 per share. As of the date of this Form 10-Q, the board of trustees has chosen not to subject the Circle Reserve Fund to liquidity fees or redemption gates, although the board of trustees may change this policy with advance notice to us. Although there are generally no limitations (except as described below) on our ability to redeem shares of the Circle Reserve Fund, redemptions of a large number of shares within a short period of time may adversely affect the Circle Reserve Fund’s liquidity and net assets and may force the Circle Reserve Fund to sell portfolio securities to meet such redemption requests when it might not otherwise do so. As is customary for money market funds, the Circle Reserve Fund may (i) suspend the right of redemption if trading is halted or restricted by the NYSE or under other emergency conditions described in the 1940 Act; (ii) postpone the date of payment upon redemption if trading is halted or restricted on the NYSE or under other emergency conditions described in the 1940 Act or if a redemption request is made before the Circle Reserve Fund has collected payment for the purchase of shares; (iii) redeem shares for property other than cash as may be permitted under the 1940 Act; and (iv) redeem shares involuntarily in certain cases, such as when the value of a shareholder account falls below a specified level.

Our determination of whether to invest and the amount of investment in the Circle Reserve Fund is governed by our reserve management standard. The Circle Reserve Fund has a $2 billion minimum investment requirement. However, we are not obligated to invest in the Circle Reserve Fund.
Sources of liquidity
Initial Public Offering (IPO)
In June 2025, the Company completed its IPO, in which the Company issued and sold 19.9 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $31.00 per share. The IPO resulted in net proceeds to the Company of $583.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $12.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO.
Debt
In March 2019, we entered into an agreement with an investment company to issue convertible promissory notes in connection with the acquisition of SeedInvest. We agreed to pay the holder the principal amount together with any interest on the unpaid principal balance for the notes beginning on the date of the agreement. The note had an original principal amount of $24.0 million and was convertible into Series E preferred stock subject to the conversion provisions in the agreement. In September 2024, certain holders of the Company's note converted their principal balance of $8.3 million into 524 thousand shares of Series E preferred stock at a conversion rate of $16.23 per share. Subsequent to the IPO, the remaining note is convertible into Class A common stock at a conversion rate of $16.23. The note matures on March 1, 2026, unless earlier converted, and has an annual interest rate of 2.9% due annually in arrears on the last day of each calendar year.
Warrants
In April 2023, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a five-year period. As of June 30, 2025, 3.4 million of these warrants have expired. None of the common shares associated with these warrants have been exercised or forfeited.
In August 2023, Circle entered into an agreement with a digital asset exchange to grant warrants to purchase up to 3.6 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $25.09 per share and an exercise period of five years from the grant date. The warrants are subject to a performance condition. This condition has not been met, and none of the common shares associated with these warrants have been exercised or forfeited or have expired.
In December 2024, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a three-year period. As of June 30, 2025, certain performance conditions of those warrants have been met. None of the common shares associated with these warrants have been exercised, forfeited or expired.
Other commitments and contingencies
Our commitments for facilities leases under non-cancelable operating leases amounted to $25.8 million as of June 30, 2025. As of the date of this Form 10-Q, we did not have any other material commitments for cash expenditures.
We are involved in claims, lawsuits, government investigations, and proceedings arising from the ordinary course of our business. We record a contingent liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. Refer to Note 22 to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a summary of our contingent liabilities. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the unaudited Condensed Consolidated Financial Statements to the extent material.

Cash flows
The following table summarizes our cash flows for the periods indicated:

(in millions)	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$304	$125
Net cash (used in) provided by investing activities	$(46)	$52
Net cash provided by financing activities	$17,797	$7,632
Operating Activities

Net cash provided by operating activities was $303.7 million for the six months ended June 30, 2025 compared to net cash provided by operating activities of $125.0 million for the six months ended June 30, 2024, driven primarily by a $387.9 million increase in cash receipts from reserve income attributable to increased average reserve deposits relating to increased average USDC in circulation balances, offset by a $225.9 million increase in payment of distribution and transaction costs.
Investing Activities
Net cash used in investing activities was $46.1 million for the six months ended June 30, 2025, driven primarily by $24.9 million capitalization of software development costs, $7.7 million cash consideration related to the Hashnote acquisition, $7.4 million purchase of long-lived assets and $6.4 million purchase of strategic investments for the six months ended June 30, 2025, compared to the net cash provided by investing activities of $52.2 million for the six months ended June 30, 2024, driven primarily by $168.9 million of sales and maturities of available-for-sale securities, which was offset by $99.3 million purchase of available-for-sale securities and $17.9 million capitalization of software development costs for the six months ended June 30, 2024.
Financing Activities
Net cash provided by financing activities was $17.8 billion for the six months ended June 30, 2025, primarily reflecting $17.3 billion increase in net changes in deposits held for stablecoin holders primarily due to the increase in USDC in circulation, and $572.6 million proceeds to the Company from issuance of common stock in connection with the IPO, net of underwriting discounts and commissions and offering costs for the six months ended June 30, 2025, compared with net cash provided by financing activities of $7.6 billion for the six months ended June 30, 2024, primarily reflecting $7.6 billion increase in net changes in deposits held for stablecoin holders primarily due to the increase in USDC in circulation for the six months ended June 30, 2024.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. In preparing our unaudited Condensed Consolidated Financial Statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Prospectus. Refer to Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for updates to disclosures of accounting standards recently adopted or required to be adopted in the future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Interest rate risk
Our results of operations are exposed to changes in interest rates, among other macroeconomic conditions. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Fluctuations in interest rates impact reserve return rates, such that a decrease in interest rates reduces reserve return rates and an increase in interest rates increases reserve return rates. Reserve return rate is a contributing factor to reserve income (the other being, primarily, USDC in circulation), which in turn is a contributor to distribution and transaction costs (the others being, primarily, the amount of USDC held on and off our and Coinbase's platforms). As such, fluctuations in interest rates may result in changes in reserve income and in turn distribution costs. However, interest rates are only one contributor to reserve income, and the other—USDC in circulation—is inherently difficult to predict given the uncertainties in end-user and customer behavior. For example, although interest rates are positively correlated with the opportunity cost of holding USDC versus other financial instruments, given the utility of USDC as a means for the exchange of value, an increase in interest rates does not necessarily result in a decrease in USDC in circulation (and vice versa). Any relationship between interest rates and USDC in circulation is complex, highly uncertain, and unproven. As a result, while we are able to predict the impact of interest rate changes on the reserve return rate, given the uncertainties in end-user and customer behavior and interests and market dynamics, we are unable to accurately predict the impact of such changes on reserve income or distribution and transaction costs.
In the following analysis, we modeled the impact of hypothetical changes in interest rates on our reserve income and distribution and transaction costs for the following twelve-month period. We assume that the amount of USDC in circulation throughout this period is equal to the amount of USDC in circulation as of June 30, 2025, due to the inherent uncertainties described above in respect of predicting or forecasting USDC in circulation; such changes in interest rates occur on July 1, 2025 and are held constant through the period and impact all reserve assets equally; and our allocation of reserve assets do not change, as we are unable to predict the market and yield reactions to interest rate changes. The table below summarizes the hypothetical impact on our operating results for the following twelve-month period based on our internal modeling, which are subject to uncertainties and limitations as discussed above (in millions):

Change in interest rates from average yield of 4.26% on June 30, 2025	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,235	$631
+100 bps	$618	$315
-100 bps	$(618)	$(315)
-200 bps	$(1,235)	$(631)
Foreign currency risk
Our reporting currency is the U.S. dollar and the functional currency of our international operations is its local currency. The assets and liabilities of each of our international operations are translated into dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Gains or losses due to transactions in foreign currencies are included in Other (expense) income, net in our unaudited Condensed Consolidated Statements of Operations. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. A 10.0% increase or decrease in current exchange rates would not have a material effect on our operating results or financial condition.

Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to “Risk factors—Risks related to our business and industry—We are and may continue to be subject to litigation, including individual and class action lawsuits, as well as regulatory audits, disputes, inquiries, investigations, and enforcement actions by regulators and governmental authorities” and Note 22 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of legal proceedings to which we are a party.

Item 1a. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our unaudited condensed consolidated financial statements and the notes thereto, before deciding to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occurs, our business, results of operations, financial condition, and prospects would likely suffer. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
Risks related to our business and industry
We face intense and increasing competition.
We operate in a rapidly changing and highly competitive industry, and our results of operations and future prospects depend in part on the continued growth of the Circle stablecoin network, our ability to monetize the Circle stablecoin network, and our ability to innovate and create successful new products and services and improve existing products and services.
Although there may be certain regulatory and other barriers to enter the markets we serve, we nonetheless expect our competition to continue to increase. We face competition from both established enterprises and early-stage companies that are attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, particularly with respect to digital financial services products, significantly greater financial, technical, marketing, and other resources, and larger customer bases than we do. This may allow them to offer more competitive pricing or other terms or features, a broader range of digital financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in end-user and customer preferences. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share or revenues, they may offer terms, including fee structures, that are more favorable than ours, which could result in a decrease of our market share or revenues or lead us to adopt less profitable business practices, or otherwise exert downward pressure on our results of operations. For example, actions and policies of our distributors, over which we do not control or oversee, could negatively impact our results of operations. In any case, with increased competition, we may be required to incur additional costs or expenses relative to our revenue to maintain or grow the Circle stablecoin network and the market acceptance of our products and services.

Our current or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services, which could attract end-users and customers away from our products and services. For example, we are seeing a rapidly evolving market structure in digital asset trading markets, and certain major trading firms are moving towards TMMFs as a form of collateral. Particularly in the current high interest rate environment, the option to invest in TMMFs or other yield-bearing digital assets has become increasingly attractive relative to holding non-yield bearing stablecoins, especially for those planning to hold these assets for an extended period of time. Therefore, as TMMFs become more readily accessible and widely integrated on blockchains as a form of collateral in margin trading, we expect to continue to see a shift toward the use of TMMFs or other yield-bearing digital assets, which could adversely affect the competitiveness and usage of USDC and EURC in this type of use case. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or ability to capitalize on new market opportunities.
We currently compete at multiple levels with a variety of competitors, including:
•payment services;
•fiat-backed, asset-backed, digital asset-collateralized, algorithmic, non-backed and yield-bearing tokens;
•blockchain infrastructure services;
•digital asset safekeeping services;
•banks and nonbank financial institutions; and
•digital wallet providers platforms.
In particular, we compete with and rely on traditional banks for many of the services we offer. We are subject to regulation by a variety of state and federal regulators across our products and services, and we rely on banks to provide banking services to our customers. This regulation by multiple federal, state, and local authorities increases our compliance costs, as we navigate multiple regimes with different examination schedules and processes and varying disclosure requirements. In addition, while the potential introduction of stablecoin legislation could establish a clear legal and regulatory framework, it may also lower the barriers to entry for new market participants. In particular, banks with well-established customer bases and financial infrastructures may decide to enter the stablecoin industry, which could intensify competition and cannibalize our growth opportunities.
We believe that our ability to compete depends upon many factors, both within and beyond our control, including the following:
•the size, diversity, and activity levels of our end-user and customer base;
•the timing and market acceptance of products and services, including developments and enhancements to those products and services offered by us and our competitors;
•trust, perception, and interest in the digital asset industry and in our products and services;
•customer service and support efforts;
•selling and marketing efforts;
•the ease of use, performance, price, and reliability of solutions developed either by us or our competitors;
•changes in economic conditions and government regulation and policies;
•our ability to successfully execute on our business plans;
•our ability to successfully integrate new products and services with our existing ones;
•our ability to continue to enhance our technical infrastructure and technology;
•our ability to enter new markets;
•our ability to maintain and grow our partnerships with other market participants;
•general digital payments, capital markets, blockchain, and stablecoin market conditions; and
•our brand strength relative to that of our competitors.

If we are unable to successfully compete in our industry, our business, results of operations, financial condition, and prospects could suffer materially.
Competition from new and existing issuers offering competing products, combined with the rise of yield-bearing digital assets, including TMMFs, that are attractive to digital asset trading participants, may reduce market demand and circulation of Circle stablecoins.
With significant growth in the stablecoin market and an increasing understanding that it represents one of the largest potential new markets for financial and payments infrastructures, we expect to continue to see intense competition. In addition, the emergence of yield-bearing digital assets represents an additional source of competition, particularly in light of the current high interest rate environment, which has amplified the opportunity cost of holding stablecoins relative to other yield-bearing digital assets. Stablecoins and other digital assets that are currently issued or may in the future be issued by digital asset trading platforms, major existing global payments companies, major asset management firms, and banks—along with decentralized algorithmic tokens—are likely to increase competitive pressure on Circle stablecoins and could slow our growth or cause significant declines in our market position. Given the inherent network effects that accompany stablecoin usage, a rapidly growing competitor, or a well-established payments company, asset management company, or bank that enters the market, could gain enough market share to ultimately limit the viability of Circle stablecoins. As an example of such an adverse impact, the amount of USDT in circulation (the largest stablecoin by stablecoins in circulation, issued by Tether) increased while the amount of USDC in circulation declined for nearly a one year period from late 2022 to late 2023, which we believe reflects the different use cases and underlying competitive dynamics for the two stablecoins. New categories of products that provide novel and attractive features, such as yield-bearing digital assets (including TMMFs), could also gain market acceptance at any time, which may compete with Circle stablecoins and cannibalize our market share, particularly if we fail to anticipate such market shifts or are slow to enter into these nascent markets.
In addition, we issue a TMMF, USYC, following our acquisition of Hashnote. The issuance of TMMFs represents a new facet of our business, and there is no guarantee that we will be successful. USYC may not gain traction relative to existing TMMFs and new TMMFs that compete with USYC may enter the market at any time. In addition, the success of USYC may adversely affect the competitiveness of USDC and EURC as margin collateral, as trading participants naturally gravitate towards yield-bearing digital assets in this particular type of use case. Our entry into this market may also impact our marketing strategy, and we may not be able to anticipate how our customers, shareholders, and the market will perceive and respond to any such shift. The pursuit of new product offerings may also divert management’s attention and redirect the flow of resources away from USDC and EURC. The risks associated with issuing a TMMF in general, and the specific risks of incorporating them into our existing business model, could hinder our ability to successfully implement our business plans and achieve our strategic objectives.
Stablecoins may face periods of uncertainty, loss of trust, or systemic shocks resulting in the potential for rapid redemption requests (or runs). Extreme scenarios, such as market shocks that affect the value of USDC reserves or simultaneous requests to redeem all or substantially all USDC in circulation, or concerns related to Circle stablecoin reserves, may lead to redemption delays and USDC reserves being insufficient to meet all redemption requests.
Privately issued stablecoins may be subject to the risk of significant and concentrated redemption requests, even when they are fully reserved with high quality liquid assets such as cash and short-dated U.S. government obligations. If we experience significant and concentrated redemption requests with respect to one or more Circle stablecoins, we may need to liquidate a significant portion of Circle stablecoin reserve assets to meet such requests. In extreme cases, the market for the short-dated U.S. government obligations held by the Circle Reserve Fund might not be sufficiently liquid for BlackRock to liquidate them in a way that allows us to meet redemption demands in a timely manner, which could potentially lead to redemption delays. In the most extreme cases, such as a request to immediately redeem all or substantially all of the USDC in circulation, the market for short-dated U.S. government obligations could experience price instability and the USDC reserve may not be sufficient to cover all such redemption requests. When reserve assets and proceeds from reserve assets are not sufficient to cover all redemption requests, we would be required under the laws governing our licenses and registrations as well as under the Circle Mint user agreement (which provides for the redemption of Circle stablecoins on a one-to-one basis for Circle Mint customers) to use our own capital to make up any shortfall. However, our reserve and other policies cannot deter, prevent, or fully protect against significant redemption demand or the ability for the Circle Reserve Fund to meet our redemption requests and banks to meet our withdrawal requests for demand deposits. Currently, all EURC reserve assets are held only in cash.

Market participants have increasingly shown concern about the sufficiency and liquidity of reserves for dollar-denominated stablecoins such as USDT and USDC, including due to issues in the traditional financial markets. For example, in March 2023, we announced that we had initiated transfers of the more than $3 billion of deposits from Silicon Valley Bank (“SVB”) to other banks, but those transfers failed to settle before the Federal Deposit Insurance Corporation (the “FDIC”) placed the bank into receivership. Although all of these funds were ultimately made available and transferred to new banks, concerns related to Circle’s access to these funds caused USDC to experience a temporary price dislocation on certain secondary trading markets during the period when banks were closed and until the resulting backlog of redemption requests had been cleared, and the amount of USDC in circulation decreased thereafter.
In addition, given the foundational role that stablecoins play in global digital asset markets, stablecoin growth has been tied closely to growth in digital asset markets. As a result, systemic risks that manifest themselves in the digital asset markets may lead to higher-than-normal redemption requests on Circle stablecoins, which could lead to significant and concentrated redemption requests with respect to one or more Circle stablecoins. The collapse of TerraUSD and LUNA in May 2022 underscored the risks associated with algorithmic tokens, which are continuing to play out as trading firms and retail and institutional lenders are facing liquidation and insolvency in the aftermath, as reflected in the Voyager Digital Ltd. and Celsius Network LLC insolvency proceedings, among others. Additionally, the collapse and subsequent insolvency proceedings of FTX also expose the contagion risks related to the broader digital asset market.
These market events have brought significantly more attention to some of the risks with digital assets, and we believe have contributed, in part, to outflows from USDC at such times. We believe these events in the traditional financial markets and digital asset markets have underscored the importance of robust transparency, audits, and having regulated stablecoins as building blocks for trust and the functioning of a well-regulated, orderly market for digital assets. While the digital asset market has shown signs of recovery, the full extent of these events may not yet be known. Impacts include, but are not limited to, the consequent and ongoing financial distress and bankruptcy of certain digital asset market participants, loss of confidence in the broader digital asset market, reputational harm to digital asset market participants, increased negative publicity of the broader digital asset market, heightened scrutiny by regulators and lawmakers, and calls for increased regulation of digital assets and digital asset market participants. Except as described elsewhere in this Form 10-Q (see “Management’s discussion and analysis of results of operations and financial condition—Key factors affecting operating results—Exogenous events and macro trends”), we have had no material direct impact to our business, financial condition, customers, or counterparties from these events; however, these events caused changes to the digital asset market as described above, which indirectly impacted our business and our revenue potential. We do not have any known material financial exposure to any digital asset market participant that faced insolvency and liquidity issues, experienced excessive redemptions or suspended redemptions or withdrawals of digital assets, allegedly mishandled customer funds, or experienced significant corporate compliance failures in connection with these events.
We are unable to predict the timing or severity of any runs on Circle stablecoins. For example, the collapse of one digital asset or company, including those in the traditional finance sector, such as banks, may result in contagion effects for Circle or the broader digital asset market.
As a relatively new innovation, stablecoins are particularly susceptible to operational challenges and risks, including due to surges in demand.
The relative novelty of stablecoins may pose operational challenges and risks. In particular, some blockchains that support stablecoins have limited operating histories, have not been validated in production, have vulnerabilities that could be abused by malicious users, and are still in the process of developing and making significant decisions that will affect their respective underlying blockchains. Those features could lead to novel operational risks related to the settlement and validation of transactions, which could result in fraudulent misuse of such blockchains involving Circle stablecoins or otherwise adversely affect the stablecoins whose protocols are built on top of such blockchains. Failures in one or more public blockchains could result in sustained periods where end-users cannot access or transfer their Circle stablecoins, which could result in Circle stablecoins losing their reputation as a safe and reliable payment technology. Furthermore, we have in the past experienced and may in the future encounter periods of extreme and persistent minting activities, which may result in operational delays in accepting fiat currencies, including due to capacity constraints or otherwise, at the banking institutions where our reserves are currently held. Such delays in processing users’ minting requests could negatively impact our ability to attract market entrants and may cause demand to shift toward our competitors.
Moreover, the governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular blockchain network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or otherwise stymie such network’s utility and ability to respond to challenges and grow.

Any negative publicity regarding stablecoins or the broader digital asset industry may have an outsized negative effect on consumer confidence.
As is the case with other novel technology, compared to more established and well-known industries, any negative publicity regarding blockchain technology and digital assets companies could have an outsized negative effect on confidence in blockchain technology in general and Circle stablecoins in particular. For example, since the inception of blockchain technology, there have been incidents of smart contract developers acting maliciously and misappropriating funds, and numerous digital asset businesses and platforms have been sued, investigated, or shut down due to fraud, illegal activities, the sale or issuance of unregistered securities, manipulative practices, business failure, and cyberattacks or security breaches. In addition, the energy usage and environmental impact of certain blockchains have attracted considerable attention, which could potentially create a negative consumer sentiment and perception of digital assets and delay a wider acceptance and use of Circle stablecoins, whether or not Circle stablecoins are available on those blockchains.
The acceptance of Circle stablecoins could be negatively impacted by the disruptions in secondary marketplaces that facilitate the purchase and sale of Circle stablecoins.
The various markets for stablecoins have varying degrees of liquidity. There is no assurance that there will continue to be an active and liquid secondary market for any market participant to buy or sell Circle stablecoins. We provide Circle Mint customers the ability to mint and redeem USDC and EURC directly from us on a one-for-one basis for the U.S. dollar and the euro, respectively, as well as end-users that are not Circle Mint customers the ability to redeem USDC and EURC directly from us on a one-for-one basis for the U.S. dollar and the euro, respectively, in our role as the redeemer of last resort. All end-users can purchase, sell, or exchange Circle stablecoins in the secondary markets. However, significant disruptions at secondary marketplaces caused by technical, operational, security, legal, or regulatory issues could cause non-Circle Mint customers to have limited access to markets to obtain Circle stablecoins, cause non-Circle Mint customers to have limited access to markets to exchange their Circle stablecoins for fiat currency or other digital assets, or cause temporary market pricing dislocations, which could have a material adverse effect on the acceptance and use of Circle stablecoins.
Negative developments regarding, including a run on, USDT could adversely affect our business, results of operations, financial condition, and prospects.
USDT is currently the largest stablecoin as measured by the amount of stablecoins in circulation, according to CoinMarketCap. As a result, negative developments regarding, or the actual or perceived instability of, USDT could cause a loss of trust in other stablecoins, including Circle stablecoins, adversely affect the stablecoin industry and the digital assets ecosystem as a whole, and result in dramatic market volatility for stablecoins specifically and digital assets generally. A temporary price dislocation in the secondary markets or an outright run on USDT could lead to sustained redemption demand for, a run on, or a similar price dislocation of Circle stablecoins in the secondary markets. Conversely, significant outflows from USDT could also result in significant inflows into USDC, which could outpace our ability to mint sufficient USDC to meet such demand. Although we have never experienced any inability to accommodate customer minting or redemption requests when other stablecoins experienced such price dislocation, it is possible that the volatility of inflows and outflows and the demand for minting or redemptions could be so strong that we may encounter operational difficulties in meeting such demand.
The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.
The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued stablecoins, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for USDC, EURC, and other potential future Circle stablecoins.

The GENIUS Act will change the payment stablecoin ecosystem and may affect our business in ways that cannot yet be known.

On July 18, 2025, President Trump signed into law the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”). The GENIUS Act creates a new federal regulatory regime for payment stablecoins, including the Circle stablecoins, and issuers of payment stablecoins, including Circle. The GENIUS Act leaves much of its implementation to rulemaking by U.S. regulators. While the GENIUS Act has been signed into law, it will not become effective until the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue any final regulations implementing the GENIUS Act (the “GENIUS Act Effective Date”).

Among many other provisions, the GENIUS Act defines "payment stablecoin", prohibits issuance of payment stablecoins in the United States by anyone other than a permitted payment stablecoin issuer ("PPSI"), outlines a comprehensive regulatory regime for PPSIs as described further below, generally prohibits PPSIs and foreign payment stablecoin issuers from paying interest on the payment stablecoins they issue, excludes payment stablecoins issued by a PPSI from the definition of “security” under the U.S. federal securities laws, limits the reserve assets permissible for payment stablecoins and clarifies the treatment of payment stablecoins issued by non-U.S. issuers. The impact of these legal and regulatory changes to the payment stablecoin ecosystem in general, and Circle and the Circle stablecoins in particular, will depend in large part on how the GENIUS Act is implemented through rulemaking by U.S. regulators.

Circle intends to meet the requirements to become a PPSI for its issuance of USDC. As a PPSI, Circle will be subject to a regulatory regime that includes, among other provisions, financial crimes requirements; capital, liquidity and risk management requirements; activities limits; privacy provisions; consumer protection requirements; and provisions related to stablecoin holder priority in insolvency. While we already adhere to and/or have programs addressing many of these requirements consistent with our “regulation-first” philosophy and in order to comply with the requirements of various regulatory regimes to which we are already subject, the specifics of the rules implementing the GENIUS Act may require changes or updates to our compliance programs and impose additional costs on us. In addition, the GENIUS Act and its implementing regulations may limit our flexibility in certain ways, such as limiting the assets that are permitted to be held in a payment stablecoin reserve, which could limit our discretion on the future composition of our stablecoin reserves.

The GENIUS Act may also affect the competitive landscape for payment stablecoins. For example, the additional legal and regulatory clarity provided by the GENIUS Act may have the effect of encouraging new entrants that may compete with Circle. See "Risk factors—Risks related to our business and industry—Competition from new and existing issuers offering competing products, combined with the rise of yield-bearing digital assets, including TMMFs, that are attractive to digital asset trading participants, may reduce market demand and circulation of Circle stablecoins" for additional detail on the competitive landscape that we face and potential implications of increasing competition. As another example, the provisions of the GENIUS Act relating to foreign-issued stablecoins may lead to certain non-U.S. issuers leaving the United States market. Any potential changes to the competitive landscape and their effect on Circle are complex and cannot be predicted with certainty at this time.

The GENIUS Act amends the U.S. federal securities laws to explicitly exclude from the definition of “security” payment stablecoins issued by PPSIs, which will include USDC. However, until those amendments are effective, we will continue to rely on our conclusion that USDC is not a security under the U.S. federal securities laws.

The GENIUS Act amends the U.S. federal securities laws to exclude from the definition of “security” payment stablecoins issued by PPSIs. While the GENIUS Act has been signed into law, these amendments to the U.S. federal securities laws will not occur until the GENIUS Act Effective Date. Until that time for payment stablecoins issued by PPSIs, and indefinitely for payment stablecoins that are not issued by PPSIs, the key statutory provisions relevant to payment stablecoins remain unchanged.

As a result, until such date for USDC, and for the foreseeable future for EURC (which will not be issued by a PPSI), we will continue to rely on our conclusion that the Circle stablecoins are not securities under current U.S. federal securities laws. We have continually evaluated Circle stablecoins against the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and have concluded that Circle stablecoins are not securities under those tests. We believe our conclusion has been further strengthened by a statement on April 4, 2025 by the SEC’s Division of Corporation Finance on the status of “Covered Stablecoins” under the U.S. federal securities laws. We acknowledge, however, that a court, state regulators, state attorneys general, or other regulatory authorities could take a different view.

If one or more Circle stablecoins were classified as “securities,” or if a Circle stablecoin were offered or sold in securities transactions, we and other market participants engaging with Circle stablecoins would be subject to significant additional regulation, much of which is incompatible with our and their current practices.

We intend to offer and support certain digital assets classified as “securities” under U.S. securities laws, and thus must comply with applicable securities laws.
We intend to offer and support certain digital assets classified as “securities” under U.S. securities laws. For example, we issue USYC, a TMMF, following our acquisition of Hashnote. We acknowledge that such yield-bearing digital assets are “securities” under U.S. securities laws. As such, we will only offer USYC and any other such products in reliance upon an exemption to the registration requirements of the Securities Act or pursuant to an effective registration statement and will not offer such products in the United States or to U.S. persons in a manner that would constitute a public offering absent registration. To the extent that we issue additional digital assets, we must analyze whether such digital assets could be deemed securities under U.S. federal and other relevant securities laws. If we determine that such digital assets constitute “securities” under U.S. securities laws, we must ensure that the offer and sale of such digital assets are made in compliance with applicable securities laws. We have policies and procedures with respect to the offer and sale of digital asset securities that are designed to ensure compliance with applicable securities laws. However, there can be no assurance that such policies and procedures will guarantee that our activities with respect to digital asset securities are conducted in compliance with applicable securities laws. If we violate the securities laws with respect to such digital asset securities, the amount of fines, penalties, and other damages that we could incur as a result could have a material adverse effect on our business, results of operations, financial condition, and prospects.
We hold a substantial amount of USDC reserves in the Circle Reserve Fund and thus are subject to risks associated with the issuer, the manager, and the custodian of the Circle Reserve Fund.
As of June 30, 2025, Circle held approximately 87% of USDC reserves in the Circle Reserve Fund, a government money market fund pursuant to Rule 2a-7 under the 1940 Act managed by BlackRock, one of the world’s largest asset managers, and available only to Circle. The assets within the Circle Reserve Fund are held in the custody of BNY, one of the largest asset custodians in the world. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Composition of USDC reserves” for additional information regarding the Circle Reserve Fund. The Circle Reserve Fund’s investments and business operations are managed by BlackRock Advisors, LLC, as investment manager, subject to oversight of BlackRock Funds’ board of trustees. If the terms of the Circle Reserve Fund are modified in a way that no longer suits our objectives, or if BlackRock manages the Circle Reserve Fund in a manner inconsistent with our reserve management standard, we may redeem our shares of the Circle Reserve Fund and replace the services provided by BlackRock with other investment managers, which might lead to additional transaction costs; we do not have other recourse (other than under the securities laws if BlackRock manages the Circle Reserve Fund in a manner inconsistent with the fund’s Form 10-Q). If the Circle Reserve Fund is no longer available to us, we must identify other methods to manage a substantial amount of USDC reserves, such as by identifying additional appropriate government money market funds and establishing additional relationships with financial institutions and similar firms, which we may not be able to do in a timely manner. In addition, we believe that USDC holders’ trust in USDC and USDC reserves is, in part, based on their perceptions of the issuer, asset manager, and the custodian of the Circle Reserve Fund. As a result, if either BlackRock or BNY suffers significant negative publicity or damage to its reputation or if we choose to partner with other asset managers or custodians that are not viewed as having equivalent expertise or reputation, trust in USDC could be negatively affected, which could result in an adverse impact on our business, results of operations, financial condition, and prospects.
Future developments regarding the treatment of Circle stablecoins and other stablecoins for U.S. federal income, state, and foreign tax purposes could adversely impact our business.
Due to the new and evolving nature of stablecoins and other digital assets, there is an absence of law and judicial precedent on their treatment for U.S. federal, state, and foreign income tax purposes. We do not know with any certainty when or if additional guidance will be provided. Changes to the tax law could lead to adverse tax consequences in the future.
In 2014, the U.S. Internal Revenue Service (the “IRS”) released a notice (the “IRS Notice”) discussing certain aspects of “convertible virtual currency” (that is, a digital asset that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. The IRS stated that a digital asset (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the IRS Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of stablecoins. Furthermore, the IRS Notice states that no inference should be drawn with respect to virtual currencies not described therein.

The types of virtual currencies addressed in the IRS Notice and their features are significantly different from Circle stablecoins and stablecoins in general. Whereas the value of the types of virtual currencies addressed in the Notice reflect a variety of factors, such as perceived utility, they are not subject to a requirement by the issuer to redeem them on a one-for-one basis for fiat currency. Although we believe our treatment of digital asset transactions is consistent with existing guidance provided by the IRS, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset products, it is possible the IRS may disagree with our treatment, which could adversely affect our customers and end-users and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. customer and end-user base. These uncertainties and potential adverse interpretations of tax law could affect our non-U.S. customers and non-U.S. end-users and the vitality of our products and services outside of the United States.
There can be no assurance that the IRS or other foreign tax authority will not alter or clarify its position with respect to digital assets generally and stablecoins specifically in the future. It is also unclear what additional guidance may be issued in the future on the treatment of existing stablecoin and digital asset transactions and future innovations for purposes of U.S. federal income tax or other foreign tax regulations. Any such alteration of existing IRS or foreign tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for both holders and issuers of digital assets and the value of digital assets more generally. Future technological and operational developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of stablecoins and other digital assets transactions impacts our customers and end-users, and could negatively impact our business, both domestically and abroad.
Developing new products and services may require substantial expenditures and such products and services may not gain market adoption, which could adversely affect our business, results of operations, financial condition, and prospects.

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. We face intense and increasing competition from both established enterprises and early-stage companies. Our ability to grow our end-user base, capture new revenue streams, and monetize opportunities depends heavily on our ability to innovate and create successful new products and services, both independently and in collaboration with third-party partners. Developing new products and services may require substantial expenditures, divert management’s attention, consume considerable time and resources, and ultimately may not be successful. New product or service offerings could fail to attract customers and generate revenue. In addition, if new product or service offerings do not integrate effectively with our existing offerings, we may be unable to realize expected synergies or deliver enhanced utility for the Circle stablecoin ecosystem. If we fail to introduce new and improved products and services, or if such offerings are not favorably received or adopted by the market, our business, results of operations, financial condition, and prospects could be adversely affected.
Any significant disruption in our or our third-party service providers’ or partners’ technology could result in a loss of customers or funds and adversely impact our business, results of operations, financial condition, and prospects.
Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. The proper functioning of our products and services, the ability of our customers to make and receive payments, and our ability to operate at a high level are dependent on our ability to access the blockchain networks underlying Circle stablecoins and other supported digital assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.
Our systems, the systems of our third-party service providers and partners, and certain digital asset and blockchain networks, have experienced from time to time and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks or security breaches, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems, including systems of companies we have acquired or the systems of our third-party service providers and partners, are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems, or those of our critical third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times, and delays in our services, including customers’ payments through their digital wallets (each, a “Circle Mint account”). This could lead to failed or unauthorized payments, incomplete or inaccurate accounting, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Frequent or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services. Any such developments could permanently harm our reputation and brands and could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices. They ultimately could cause us to lose existing licenses or banking relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners or end-users, these customers or partners could seek significant compensation or contractual penalties from us for their losses. Such claims, even if unsuccessful, would likely be time-consuming and costly for us to address.
In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, results of operations, financial condition, and prospects.
Our customers’ funds and digital assets may fail to be adequately safeguarded by us or the third-party service providers upon whom we rely.
Customer assets are not insured or guaranteed by any government or government agency. We have also entered into service arrangements with third parties where we or third-party service providers receive and hold funds for the benefit of our customers. Some of the digital assets held in connection with our discontinued legacy products are maintained in accounts on third parties’ exchanges. Our and our third-party service providers’ abilities to manage and accurately safeguard these funds and digital assets require a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our third-party service providers do the same. Our success and the success of our product offerings require significant public confidence in our and our third-party service providers’ ability to properly manage digital asset balances and handle large and growing transaction volumes and amounts of customer funds. In addition, we are dependent on our third-party service providers’ operations, liquidity, and financial condition for the proper maintenance, use, and safekeeping of these customer assets. Any failure by us or our third-party service providers to maintain the necessary controls or to manage customer digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm and significant financial losses, lead customers to discontinue or reduce their use of our and our third-party service providers’ products, and result in significant penalties and fines and additional restrictions, all of which could adversely impact our business, results of operations, financial condition, and prospects.
We deposit, transfer, and hold in custody customer funds and digital assets in multiple jurisdictions. In each instance, we are required to safeguard customers’ assets using security controls that meet our regulatory obligations and also address the specific risks applicable to our hot and cold wallet storage systems as well as our financial management systems related to such custodial functions. We appropriately ledger, properly segregate, and maintain separate accounts for our corporate-held stablecoins and the reserve assets in respect of our customers’ stablecoins. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees, or service providers acting contrary to our policies could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our third-party service providers or agents, and improperly access, obtain, or misuse customer digital assets and funds. The methods used to obtain unauthorized access, disable, or degrade service, or sabotage systems are also constantly changing and evolving, and they may be difficult to anticipate or detect for long periods of time. We have obtained insurance coverage for such impropriety in amounts that we believe are appropriate for our business under our primary financial institution bond insurance (which, subject to certain conditions and exceptions, covers, among other things, theft by employees, unexplainable disappearance of electronic data processing media on our premises, and computer fraud and funds transfer fraud) and under our vault risk insurance (which, subject to certain conditions and exceptions, covers, among other things, dishonest and/or fraudulent acts and omissions of certain employees in finance, engineering, and custody operations roles with respect of private keys and/or authentication credentials). However, our insurance may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Our insurance policies described above generally have one-year terms without automatic renewals. As a result, we must renew such policies annually or enter into new policies, which we may not be able to do on commercially reasonable terms, if at all, particularly as the digital assets insurance market is limited. In addition, any insurance that we maintain may be insufficient to protect us or our customers against all possible losses or source of losses, and such uninsured losses may exceed our remaining assets, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted customers and regulators of a possible or actual incident. Such incident may also expose us to regulatory enforcement actions (including substantial fines), limit our ability to provide services, subject us to litigation, impose significant financial losses, and adversely impact our business, results of operations, financial condition, and prospects.
In addition, although we hold at least an equivalent amount of fiat currency denominated assets for stablecoins in circulation, there is not complete certainty in a stablecoin holder’s claim to reserve assets in the event of bankruptcy or insolvency.
The loss or destruction of private keys required to access any digital assets held in custody for our own account or for our customers may be irreversible.
Digital assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the digital assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital assets held in such a wallet. To the extent that any of the private keys relating to wallets containing digital assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. Digital assets and blockchain technologies have been, and may in the future be, subject to cyberattacks or security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ digital assets could adversely affect our customers’ ability to access or sell their digital assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. The total value of digital assets in our possession and control is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of funds.
Our inability to maintain existing relationships with financial institutions and similar firms or to enter into new such relationships could impact our ability to offer services to customers.
As of June 30, 2025, we held approximately 87% of USDC reserves in the Circle Reserve Fund, which is managed by BlackRock and custodied at BNY, with the remaining portion of USDC reserves held as cash at various banks in accounts that are titled FBO holders of USDC, primarily GSIBs. These banks may impose requirements or demand information from us regarding us, our customers, or our operations as a condition to our continued relationship, and such requirements or requests may become increasingly rigorous in the future as our business grows, which could be exacerbated by scrutiny over our industry. Complying with such requirements or requests may be costly and time-consuming and may divert management’s attention from other aspects of our business. If we are unable to fulfill such requirements or requests on a timely basis, or at all, we may be unable to maintain our existing banking relationships or establish new ones. Furthermore, given our business and industry is under heavy scrutiny from regulators and policymakers, we may face increased difficulty maintaining existing relationships or entering into new relationships with financial institutions. For example, the U.S. federal banking agencies have increased pressure on banks’ relationships with digital asset firms by, among other things, stating that deposits that represent reserves for stablecoins are subject to heightened liquidity and risk management risks. As our industry develops and becomes subject to increasing scrutiny, this risk may increase as well. If we are unable to maintain existing relationships with such financial institutions, we may not be able to enter into new relationships with other qualified financial institutions in a timely manner, which may materially and adversely affect our ability to access reserves, honor redemptions, and offer other services to our customers.
In addition, in order to offer our payments, payout, and wallet services to customers, we depend on various third-party payment systems and other partners. Specifically, our offering of the payments, payout, and wallet services depends on our ability to offer card transaction processing, ACH transaction processing, and wire transfer processing services to our customers. In order to provide such transaction processing services, we have established relationships with financial institutions whereby such institutions sponsor us into the relevant payment networks (e.g., the card networks and the ACH). Our ability to offer these services depends on our ability to maintain existing sponsorship relationships and to establish new sponsorship relationships. Our regulatory status, recent statements by the U.S. federal banking agencies, and the status of Circle stablecoins and digital assets more generally may be an impediment to our ability to receive or obtain sponsorships from financial institutions, such as Mastercard and Visa. As our industry develops and becomes subject to increasing scrutiny, this risk may increase as well. Should our sponsorship partners cease providing such sponsorship, we would be at risk of being unable to provide the payment processing services that are core to our customer offering.
Third parties upon which we rely to process transactions may refuse to process transactions adequately, breach their agreements with us, refuse to renew agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to our competitors. Some third parties that provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, there can be no assurance that third parties that provide services directly to us will continue to do so on acceptable terms, or at all, or will not suffer from outages to their systems. If any third parties were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all, which may materially and adversely affect our business, results of operations, financial condition, and prospects.
We are subject to credit risks in respect of counterparties, including banks and other financial institutions.
We are and will continue to be subject to the risk of actual or perceived deterioration of the commercial and financial soundness, or perceived soundness, of other financial institutions, especially banks holding reserves of Circle stablecoins. This is particularly the case in relation to receivables regarding settled payment transactions, and with respect to cash and cash equivalents held at financial institutions. We regularly maintain cash balances at banks in excess of the FDIC insurance limit. For example, we had material funds that we attempted to transfer out of SVB before it was placed into FDIC receivership. The failure of such a bank could result in our inability or delays or disruptions in our ability to access reserves and honor redemptions. Further, Circle stablecoin reserves held in omnibus structures at third-party financial institutions are not covered by FDIC insurance above applicable limits and are subject to risk of loss. One institution defaulting, failing a stress test, or requiring bail-in by its shareholders and/or creditors and/or bail-out by a government could lead to significant liquidity problems and losses or defaults by other institutions, as was seen during turmoil in the global banking system in 2023. Even the perceived lack of creditworthiness of, or questions about, a counterparty or major financial institution may lead to market-wide liquidity problems and losses or defaults by financial institutions to which we have an exposure. This risk resulting from the interdependence on financial institutions is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as industry payment systems and banks, with whom we interact on a daily basis. Systemic risk, particularly within the United States, could expose us to risk of loss, litigation, and potential liability and have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, and prospects.
If we are unable to maintain existing distribution and partnership arrangements or enter into additional distribution or partnership arrangements on less favorable financial terms, USDC and EURC in circulation and Circle’s financial results may be adversely affected.
We have entered into, and expect to enter into additional, strategic distribution and partnership arrangements for USDC and EURC. However, there can be no assurance that our distribution partners will distribute and promote USDC and EURC at the levels that we expect or in a manner that aligns with our business objectives. USDC and EURC in circulation may be impacted by our ability to maintain our current distribution arrangements and enter into additional distribution arrangements in the future. If we are unable to maintain our existing distribution partnerships or enter into additional distribution arrangements on favorable terms, USDC and EURC in circulation and Circle’s financial results could be adversely impacted. In addition, in such collaborations, any deterioration in our relationships with our distribution partners, adverse changes in their financial stability, brand, or reputation, or shifts in their strategic priorities in favor of our competitors could negatively impact USDC or EURC in circulation and Circle’s financial results. Additionally, in the event that our distribution partners are entitled to an increasing percentage of our reserve income, our profitability and results of operations could be adversely impacted. Any of the foregoing could have an adverse effect on our business, results of operations, financial condition, and prospects.
Our products and services may be exploited by our customers, employees, service providers, and other third parties to facilitate illegal activity such as fraud, money laundering, terrorist financing, gambling, tax evasion, and scams.
We have been, and may in the future be, subject to liability for illegal transactions conducted by our customers, employees, service providers, and other third parties. Although our service agreements with customers shift liabilities to customers in connection with fraudulent activities, examples of third-party transactions for which we could incur liability include fraudulent payments initiated by our customers, money laundering, gambling, tax evasion, and scams. Examples of fraud include when a party knowingly uses a stolen digital wallet or otherwise illicitly acquires access information to a digital wallet. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting, account takeover, and fraud. It is possible that incidents of fraud could increase in the future. The use of our products or services for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Further, payment processors, such as Visa and Mastercard, have and could require us to terminate services to customers involved in such illegal activities. These payment processors could also charge us a fine in connection with a customer’s entry into their fraud monitoring programs.
In addition, we are subject to the risk that our employees or service providers could commit fraudulent activity against us or our customers. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, misappropriation of information, failing to supervise other employees or service providers, or improperly using confidential information. To help us detect employee (including senior officers) and service provider misconduct, we have an overarching enterprise risk management framework that is designed to provide reasonable assurance that our employees and vendors support and adhere to a strong risk-based culture. This includes a third-party management program that focuses on enterprise-wide risks related to service providers in terms of misconduct, compliance, and reputational risks. In addition, our internal audit program provides independent review and control testing specific to our business that work to ensure that risk management, oversight, governance, and internal controls are operating effectively. These programs enable us to identify risks and test associated controls to prevent and detect employee and service provider misconduct. We employ various manual and automated ways to detect potential employee or third-party misconduct. Examples of these programs are a whistleblower policy and security controls that monitor suspicious activity. For our service providers, our risk management framework requires us to perform risk-based due diligence on service providers, such as AML screening. We also require annual AML and security training for all employees to help our employees identify and detect misconduct proactively. Our efforts to detect and monitor such transactions for compliance with law may require significant costs, and may not ultimately detect or deter all such transactions.
Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries or enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters, e-money issuers, broker-dealers, and alternative trading systems for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against us for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, financial liabilities, loss of transaction volume, or increased costs that could harm our business, results of operations, financial condition, and prospects.
The risk of illegal activity may be heightened for digital assets, which are relatively new and, in many jurisdictions, lightly regulated or largely unregulated. Many types of digital assets have characteristics such as the speed with which transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain transactions, and encryption technology that anonymizes these transactions, which may make digital assets susceptible to use in illegal activity. Federal, state, and foreign regulatory authorities and law enforcement agencies—such as the Department of Justice, the SEC, the Commodity Futures Trading Commission (“CFTC”), the Federal Trade Commission (“FTC”), the IRS, and various state securities and financial regulators—investigate, issue subpoenas, make civil investigative demands, and take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving digital assets.
While we believe that our risk management and compliance framework is reasonably designed to detect significant illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect all illegal activity on our systems. If any of our customers use our products and services to further such illegal activities, our business could be adversely affected.
Our compliance and risk management methods might not be effective.
Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment and maintenance of our legal, compliance, audit, and reporting systems, as well as our ability to attract and retain qualified legal, compliance, and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, there can be no assurance that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls, observed historical market behavior, and standard industry practices. These methods may not adequately prevent losses, particularly in the case of extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk management policies and procedures also may not adequately prevent losses if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increased risk tolerance, which could expose us to the risk of greater losses.

Regulators periodically review our compliance with our own policies and procedures and with a variety of laws and regulations. We have received in the past, and may from time to time receive additional, examination reports citing violations of rules and regulations and inadequacies in our existing compliance programs. Those reports may require us to enhance certain practices with respect to our compliance program—including due diligence, training, monitoring, reporting, and recordkeeping. We continue to enhance our compliance programs to address such findings, including enhancing our due diligence, monitoring, reporting and recordkeeping processes, and controls. If we fail to comply with these programs or do not adequately remediate certain findings, regulators may take a variety of actions that could impair our ability to conduct our business, including delaying, denying, withdrawing, or conditioning approval of our licenses or certain products and services. In addition, regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders, or otherwise prohibit us from engaging in some of our business activities. In the case of noncompliance or alleged noncompliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant.
Furthermore, we rely on third parties for some of our KYC and other compliance obligations. If these third parties fail to effectively provide these services, we may be subject to adverse consequences as described above.
Minting and redeeming Circle stablecoins from our platform involves risks, which could result in loss of customer assets, customer disputes, and other liabilities.
To receive a Circle stablecoin, a verified customer must wire transfer the amount of fiat currency corresponding to the equivalent amount of desired applicable Circle stablecoin to a Circle bank account. Once the credit is made to the Circle bank account, tokens are minted to the customer’s Circle Mint account, effectively increasing the applicable Circle stablecoin in circulation. Likewise, customers with a Circle stablecoin in their Circle Mint account can redeem such tokens so that the system cancels the applicable Circle stablecoin tokens and transfers funds in the applicable fiat currency out of reserve and into a customer’s linked bank account, effectively reducing the applicable Circle stablecoin in circulation.
If a customer incorrectly enters bank account credentials or other information when depositing and withdrawing funds, there is a risk that a portion or all of the customer’s assets will be permanently and irretrievably lost with no means of recovery. Alternatively, a customer may transfer Circle stablecoins or other supported assets to an external wallet address that they do not own, control, or hold the private keys to. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.
Protection under the Securities Investor Protection Corporation (the “SIPC”) will not be available for USDC or other stablecoins.
Pursuant to the Securities Investor Protection Act of 1970 (the “SIPA”), the SIPC provides certain protections to investors for cash or securities held in their brokerage accounts in the event of insolvency of a broker-dealer or limited other circumstances. We do not consider USDC to be a “security” under the U.S. securities laws and do not believe that the SIPC would currently consider USDC to be cash or securities for these purposes. Accordingly, the protections afforded under the SIPA would not currently apply to Circle stablecoins. If an end-user holds Circle stablecoins with a broker-dealer, in the event of such brokerage firm’s liquidation, for example, the end-user’s unregistered Circle stablecoins held in the custody of the broker-dealer will be treated as a general claim as opposed to a claim that has priority over other creditors in a liquidation. Holders of Circle stablecoins would thus not be entitled to SIPC coverage for missing assets of a liquidated broker-dealer. Accordingly, the lack of SIPA protections and SIPC coverage could adversely affect our ability to retain and obtain new customers and end-users and expand our Circle stablecoin operations.
Our brand and reputation are integral to our business and competitive position.
Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, an ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Circle,” “USDC,” and “EURC” marks and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives.

We receive a high degree of media coverage in the digital assets ecosystem and around the world. Unfavorable publicity regarding, for example, our product changes, product quality, business partners, litigation or regulatory activity, privacy practices, terms of service, employment matters, the use of our products, services, or supported digital assets for illicit or objectionable ends, the actions of our customers and end-users, management practices, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Further, we have in the past, and may in the future, be the target of social media campaigns criticizing actual or perceived actions or inactions that are disfavored by our customers, end-users, employees, or society at large, which campaigns could materially impact our customers’ and end-users’ decisions to use our products and services. Any such negative publicity could have an adverse effect on the size, activity, and loyalty of our customers and end-users and result in a decrease in revenue, which could adversely affect our business, results of operations, financial condition, and prospects.
We have experienced significant growth, which we may encounter difficulties managing and which may not be sustainable.
We have experienced significant growth in recent years and have observed periods with significant increases in USDC minting activities. We may not fully understand the factors driving such short-term growth, some of which are beyond our control and may not be sustainable. As we grow, our business becomes increasingly complex. We may encounter difficulties in managing our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources, which could disrupt our operations and make it difficult to execute our business strategy. We believe that to effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our growth could strain our resources, cause operating difficulties, make it difficult to recruit and retain qualified employees and preserve our company culture, and divert our management’s attention from day-to-day activities in order to manage our growth. If we do not successfully manage our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Furthermore, we may be subject to significant liability resulting from any noncompliance with laws, be unable to obtain and maintain operating licenses or other authorizations, and experience loss of bank relationships that could substantially impair or even suspend company operations.
The future growth of our business depends on our ability to retain existing customers, attract new customers, manage our relationships with business and distribution partners, expand product offerings, and increase processed volumes and revenue from both new and existing customers. Under our standard API services agreement, our customers are not subject to any minimum volume commitments, and they have no obligation to continue to use our services. A customer’s use of our services may decrease for a variety of reasons, some of which are beyond our control, including:
•the customer’s level of confidence in and/or satisfaction with our products and services;
•the effectiveness of our support services;
•the pricing of our products and services;
•the pricing, range, and quality of competing products or services;
•the effects of global economic conditions, regulatory or financial institution limitations, and trust, perception, and interest in the digital asset industry and in our products and services; or
•reductions in the customer’s payment activity.
Although there are complexities and costs associated with switching to a competitor, such costs may not be significant enough to prevent a customer from switching service providers, especially for larger customers who commonly engage more than one financial services provider at any one time. Therefore, there can be no assurance that we will be able to sustain our rate of growth or that we will retain existing customers.
We are constantly evaluating opportunities to expand our product offerings and the territories in which we offer our products. However, we have limited financial and management resources. As part of our resource allocation decisions, we may prioritize the development of certain products or expansion into certain territories. Such decisions involve inherent subjectivity and uncertainty, and there can be no assurance that we will not forgo or delay the pursuit of opportunities that later prove to have greater commercial potential and market acceptance. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities.
Any failure by us to retain existing customers, attract new customers, or increase revenue from both new and existing customers could materially and adversely affect our business, financial condition, results of operations, and prospects. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations.

Cyberattacks and security breaches of our systems, or those impacting our customers or third-party suppliers and vendors, could adversely impact our business, results of operations, financial condition, and prospects.
Our business involves the collection, use, storage, transmission, and other processing of confidential information—such as customer, employee, service provider, and other personal data—as well as information required to access customer assets. We have built our reputation on the premise that our products and services offer customers a secure way to accept and make payments and store value. As a result, any actual or perceived cyberattack or security breach of us or our third-party service providers or partners may:
•harm our reputation and brand;
•result in our systems or services being unavailable and interrupt our operations;
•result in improper disclosure of data and violations of applicable privacy and other laws;
•result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;
•cause us to incur significant remediation and litigation costs;
•lead to theft or irretrievable loss of our or our customers’ assets;
•reduce customer confidence in, or decreased use of, our products and services;
•divert the attention of management from the operation of our business;
•result in significant compensation or contractual penalties from us to our customers or third parties as a result of losses to them or claims by them; and
•adversely affect our business and operating results.
Further, any actual or perceived cyberattack or security breach directed at financial institutions, or digital asset or blockchain companies, whether or not we are directly impacted, could lead to a general loss of confidence in the digital asset economy or in the use of technology to conduct financial transactions. Such loss of confidence could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.
An increasing number of organizations—including large businesses, technology companies, and financial institutions as well as government institutions—have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted cyberattacks or security breaches, including on their websites, mobile applications, and infrastructure. Attacks upon systems across a variety of industries, including the digital asset industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These cyberattacks or security breaches may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks or security breaches could harm us even if our systems are left undisturbed. For example, cyberattacks or security breaches may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures. Even when a cyberattack or security breach is detected, the full extent of the breach may not be determined immediately.

We have sought to develop systems and processes designed to protect the data we manage, prevent data loss and other cyberattacks or security breaches, and respond to known and potential risks, and we expect to continue to expend significant resources to bolster these protections. For example, we have sought to develop a security program and established controls aligned to the cybersecurity framework established by the National Institute of Standards and Technology; however, there are several areas that continue to be enhanced and are dependent on a robust asset and device inventory and management tool. This inventory and management tool will assist in enhancing several dependent security areas of focus: robust security operations (which will provide enhanced logging and monitoring), vulnerability management (which will track vulnerabilities to remediate), endpoint/network security (which will provide the ability to ensure consistent security controls to Circle endpoints and network), data protection (which will provide the ability to determine known data sources for appropriate data protection controls), and access management (which will provide the ability to have line of sight to all known applications to address IT governance and access control requirements). Despite our efforts, we may not have implemented all systems, security tools, measures, and processes that are consistent with industry standards and there can be no assurance that the security measures we have developed and implemented, or that we may develop and implement in the future, will provide absolute security or prevent cyberattacks or security breaches.
We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers. Such unauthorized parties have used various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, or other sensitive information, which may in turn be attempted to be used to access our information technology systems and our customers’ digital assets. In the past, we have been subject to cybersecurity incidents in which fraudulent actors obtained company-owned funds. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.
A cyberattack or security breach that results in the unauthorized disclosure of personal information could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about information security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding security of such information are possible. We may in the future need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws throughout the United States and in foreign jurisdictions, including in all 50 U.S. states, the EEA, the UK, and Singapore, may require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Some laws impose specific data breach reporting obligations if special categories of personal information is disclosed as a result of a cyberattack or information security breach. Complying with such numerous and complex regulations in the event of a cyberattack or information security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or business partners of a cyberattack or security breach. Regardless of our contractual protections, any actual or perceived cyberattack or security breach, or breach of our legal or contractual obligations, could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on information security and in responding to any such actual or perceived incident or related investigations or litigation.
Although we maintain insurance coverage that we believe is adequate for our business, it may be insufficient to protect us against all losses and costs stemming from cyberattacks or security breaches, other types of unlawful activity, or any resulting disruptions from such events. Furthermore, there can be no assurance that we will be able to maintain such insurance coverage at reasonable costs or at all. Although we currently maintain disaster recovery and business continuity plans to address disruptions of our systems, we may not be able to adequately continue our business or return to operability within a reasonable period of time in the case of such an occurrence. Recovery of our systems may be additionally hampered where we have outsourced the operation of systems and information storage to third parties. Outages and disruptions of our systems, including any caused by cyberattacks or security breaches, may harm our business, results of operations, financial condition, and prospects.

As a remote-first company, we are subject to heightened operational and cybersecurity risks.
We are a remote-first company, meaning that for all existing roles our employees work from their homes or shared office spaces hosted by third parties, which subjects us to heightened operational risks. For example, at these locations, technologies may not be as robust as those used in corporate offices, which could cause our networks, information systems, applications, and other tools to be more limited or less reliable, and our security systems may be less secure than those used in corporate offices. While we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk which could expose us to risks of data or financial loss and could disrupt our business operations.
We are and may continue to be subject to litigation, including individual and class action lawsuits, as well as regulatory audits, disputes, inquiries, investigations, and enforcement actions by regulators and governmental authorities.
We have been and may from time to time become subject to material claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions, or requests and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic, involving the provision of regulated financial services, intellectual property, privacy, data protection, information security, AML, counter-terrorism financing, sanctions, anti-corruption, securities, tax, labor and employment, payment network rules, commercial disputes, services, third-party relationships and other matters. The number and significance of our actual disputes and inquiries have increased as we have grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.
For example, we are currently in a dispute with a financial advisor (Financial Technology Partners, or “FT Partners”) regarding two engagement letters between the parties originally entered into in 2020, which, among other things, provided FT Partners a fee of 7% of the gross proceeds from certain capital raises. In 2022, our board of directors adopted resolutions terminating both engagement letters. On May 28, 2024, FT Partners filed a lawsuit against Circle in the Supreme Court of the State of New York, in which it asserted, among other things, that the terminations of both engagement letters are ineffective and demanded, among other relief, fees and interest for our May 2022 capital raise, our October 2022 sale of certain assets of SeedInvest, and our August 2023 Centre Acquisition (as defined below) and related transactions. On June 20, 2024, we removed the lawsuit to the U.S. District Court for the Southern District of New York. On July 31, 2024, FT Partners filed an amended complaint, after which it filed a motion to remand the lawsuit back to state court. On November 18, 2024, FT Partners’ motion to remand was denied. On January 28, 2025, we filed a motion to dismiss the declaratory judgment, breach of the covenant of good faith and fair dealing, and unjust enrichment claims in the lawsuit. On March 24, 2025, the court granted in full our motion to dismiss. The remaining two breach of contract claims, which were not included in our motion to dismiss and assert that Circle improperly terminated both engagement letters, are still pending. On April 28, 2025, we filed our answer to the amended complaint. On July 10, 2025, FT Partners filed a motion to amend the complaint against Circle. The motion seeks to add Circle Internet Group, Inc. as a defendant, as well as five additional transactions, it believes are capital raises under the agreement, including our IPO. We believe that the relevant transactions, in which we received aggregate cash and in kind proceeds of approximately $1.4 billion, were consummated after we properly and effectively terminated our engagements with FT Partners, and strenuously dispute FT Partners’ demand for any fees allegedly arising under the engagement letters. While we intend to defend ourselves vigorously, there can be no assurance as to the outcome at this stage. If this dispute is ultimately resolved by the court in a manner adverse to our position, or if we ultimately settle this dispute by mutual agreement, we may be required to make payments to FT Partners in cash or equity or a combination thereof, which amounts may be substantial. Depending on the resolution of this matter, we may also remain obligated to pay significant fees to FT Partners for future capital raises or company sale transactions.
In addition, our prior business lines may continue to expose us to claims, arbitrations, and lawsuits by former or existing clients. For example, we have been and, from time to time, may become subject to various legal proceedings, consumer arbitrations, and regulatory investigation matters.
Our relationships with third parties may also expose us to additional regulatory scrutiny. We may have or in the future enter into or expand relationships and/or contractual arrangements with third parties that lead to certain regulators asserting their jurisdiction or oversight over us or taking other adverse actions toward us, and we could face additional regulatory consequences as a result. Additionally, while we adopt a regulatory-first posture, as the legal and regulatory landscape surrounding our business is evolving, we may disagree with and challenge regulators’ decisions and actions if we believe such decisions and actions are not grounded in law or regulation. Moreover, the laws, rules, and regulations affecting our business—including those pertaining to stablecoins, digital assets, internet and mobile services, as well as payment and other financial services—are subject to ongoing interpretation by the courts and regulatory authorities. The resulting uncertainty in the scope and application of these laws, rules, and regulations increases the risk that we will be subject to investigations, enforcement actions, and private claims alleging violations of those laws, rules, and regulations.

The scope, determination, and impact of claims, lawsuits, regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:
•substantial payments to satisfy judgments, fines, or penalties;
•substantial outside counsel legal fees and costs;
•additional compliance and licensure requirements;
•loss or nonrenewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
•loss of productivity and high demands on employee time;
•civil or criminal sanctions or consent decrees;
•termination of certain employees, including members of our executive team;
•barring of certain employees from participating in our business in whole or in part;
•orders that restrict our business or prevent us from offering certain products or services;
•changes to our business model and practices;
•delays to planned transactions, product launches, and improvements; and
•damage to our brand and reputation.
Because of our large end-user base, actions against us may claim large monetary damages. Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, results of operations, financial condition, and prospects because of legal costs, diversion of management resources, reputational damage, and other factors.
Risks related to our financial condition
Fluctuations in interest rates could impact our results of operations.
Our results of operations are exposed to changes in interest rates, among other macroeconomic conditions. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. For the years ended December 31, 2024, 2023 and 2022, our reserve income earned from the management of Circle stablecoin-related reserves represented 99.1%, 98.6%, and 95.3% of our total revenue from continuing operations, respectively. For the six months ended June 30, 2025 and 2024, our reserve income earned from the management of Circle stablecoin-related reserves represented 96.4% and 98.5% of our total revenue from continuing operations, respectively. Fluctuations in interest rates impact reserve return rates, such that a decrease in interest rates reduces reserve return rates and an increase in interest rates increases reserve return rates. Reserve return rate is a contributing factor to reserve income, which in turn is a contributor to distribution costs. As such, fluctuations in interest rates may result in changes in reserve income and in turn distribution costs. However, interest rates are only one contributor to reserve income, and the other primary contributor—USDC in circulation—is inherently difficult to predict given the uncertainties in end-user and customer behavior. For example, although interest rates are positively correlated with the opportunity cost of holding USDC versus other financial instruments, given the utility of USDC as a means for the exchange of value, an increase in interest rates does not necessarily result in a decrease in USDC in circulation (and vice versa). Any relationship between interest rates and USDC in circulation is complex, highly uncertain, and unproven. As a result, while we are able to predict the impact of interest rate changes on the reserve return rate, given the uncertainties in customer behavior and interests and market dynamics, we are unable to accurately predict the impact of changes in interest rates on our results of operations.
Fluctuations in currency exchange rates could adversely impact Circle.
We earn interest in U.S. dollars with respect to USDC and in euros with respect to EURC. Our expenses are primarily denominated in U.S. dollars and are also denominated in currencies other than the U.S. dollar. Accordingly, fluctuations in exchange rates between the U.S. dollar and the euro could affect our revenue and operating results reflected in our U.S. dollar-denominated financial statements. We do not currently engage in hedging transactions to limit our exchange rate risk, and there can be no assurance that we will do so or do so successfully in the future.

Changes in tax laws and policies could adversely impact our financial condition and results of operations.
We are subject to income taxes in the United States and subject to tax laws in various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities will require the exercise of judgment by our management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes to date has been reasonable, but tax authorities, through a review or audit, may disagree with certain positions we have taken. Any adverse outcome of such a review or audit could impact our worldwide effective tax rate, increase our taxable income, and change the non-income taxes imposed on our business. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.
In October 2021, the members of the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan ("Pillar Two") on global tax reform and a timetable for implementation by 2024. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including jurisdictions in which Circle operates, or may operate in the future. The OECD members who had agreed to the plan agreed to implement the Inclusive Framework by 2024. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. However, on June 26, 2025, the U.S. Department of the Treasury and the other G7 countries (including Canada, France, Germany, Italy, Japan, the United Kingdom and the European Union) reached an agreement to exclude U.S. companies from certain aspects of Pillar Two. We will continue to monitor the implementation of the Inclusive Framework agreement by the remaining countries in which we operate, or may operate in the future. We are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these remaining countries; however, it is possible that the implementation of the Inclusive Framework agreement could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
In addition, the U.S. federal income and foreign tax treatment of transactions involving digital assets are uncertain, and it is unclear what guidance may be issued in the future on the treatment of digital asset transactions for U.S. federal income and foreign tax purposes. See “—Future developments regarding the treatment of Circle stablecoins and other stablecoins for U.S. federal income, state, and foreign tax purposes could adversely impact our business.”
On November 15, 2021, former President Biden signed into law the Infrastructure Investment and Jobs Act (the “IIJA”). The IIJA implements a set of comprehensive tax information reporting rules that apply to persons, including digital asset trading platforms and custodians, that regularly effect transfers of digital assets on behalf of other persons. In particular, these rules require digital asset trading platforms and custodians to report certain digital asset transactions (including sales, exchanges, and other transfers) effected on behalf of other persons on an annual return, in a manner similar to the current reporting rules for brokers that effect stock and other securities transactions on behalf of customers. The IRS and the U.S. Department of the Treasury subsequently released a series of final regulations to implement certain of these rules. The final regulations’ definition of the term “broker” is broad and, in a number of respects, is unclear in scope, but generally requires certain industry participants to perform information reporting and backup withholding functions. Under the final regulations and a notice released contemporaneously by the IRS and the U.S. Department of the Treasury in July 2024, such reporting of cost basis information and backup withholding generally will apply to custodial brokers and brokers acting as principals in respect of transactions occurring on or after January 1, 2025, but certain transitional relief may be available for transactions occurring prior to January 1, 2026. Notice 2025-33, released on June 12, 2025, further extends the transition relief for transactions effected during calendar year 2026.
In December 2024, the IRS and the U.S. Department of the Treasury contemporaneously released additional final regulations and a notice which imposed similar reporting obligations to certain providers of trading front-end service or other effectuating services. These December 2024 regulations were subsequently repealed under the Congressional Review Act on April 10, 2025, after President Trump signed into law a congressional joint resolution of disapproval providing that the December 2024 regulations shall have no force or effect. The final regulations do not address all aspects of the IIJA information reporting regime and their application is uncertain in a number of respects, including with respect to the collection and reporting of cost basis information for digital assets and the scope of transactions subject to reporting. Moreover, it is possible that future revisions to the regulations will substantially alter the rules contained in the current regulations. Accordingly, there remains substantial uncertainty regarding the manner and extent to which the information reporting rules contemplated by the IIJA will be implemented.
In addition, the IIJA extends the reporting requirements for businesses that receive more than $10,000 in cash in a transaction (or related transactions) to transactions involving the receipt of digital assets with a fair market value of more than $10,000. These rules and the information reporting rules discussed above, the effects of which may depend in significant part on further regulatory or other guidance from the IRS as well as legal challenges and judicial decisions, could create significant compliance burdens and uncertainties for us and our customers, and could affect the price of digital assets, which could have an adverse effect on our business.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard-setting bodies.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.
Further, there have been limited precedents for the financial accounting of stablecoins and other digital assets and related valuation and revenue recognition considerations. As such, there remains significant uncertainty on how companies should account for stablecoin and other digital asset transactions, value, and related revenue. Additionally, on January 21, 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets. However, it remains unclear how the actions or recommendations of the task force will influence the financial accounting rules to which we are subject. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and/or restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, results of operations, financial condition, and prospects.
Key business metrics and other estimates are subject to inherent challenges in measurement.
We regularly review key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies.
If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent and/or detect error and/or fraud in a timely manner. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our second Annual Report on Form 10-K. When our independent registered public accounting firm formally attests to the effectiveness of our internal control over financial reporting, it may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to opine as to the adequacy of our internal control over financial reporting. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
We might require additional capital to support business growth.
We have funded our operations since inception primarily through equity financings, convertible notes issuances, and revenue generated by our products and services. We intend to continue to make investments in our business to respond to business opportunities, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds.

We do not have any committed external source of funds and additional funds may not be available when we need them or on terms that are acceptable to us. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. We may seek additional capital through a variety of means, including through public and private equity offerings and debt financings, credit and loan facilities, and collaborations. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect your rights as a shareholder. If we raise additional capital through the sale of debt securities or through entering into credit or loan facilities, we may be restricted in our ability to take certain actions, such as incurring additional debt, making capital expenditures, acquiring or licensing intellectual property rights, declaring dividends, or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. If we raise additional capital through collaborations with third parties, we may be required to relinquish valuable rights to our intellectual property, technology, and products or we may be required to grant licenses to our intellectual property, technology, and products on unfavorable terms.
The prices of digital assets are extremely volatile, and price fluctuations may adversely impact the value of digital assets that we hold.
Digital assets have historically experienced high levels of volatility far in excess of that experienced in fiat currencies. A number of factors contribute to changes in digital asset prices and volatility, including changes in the supply and demand for a particular digital asset, regulatory actions, market sentiment, macroeconomic factors, utility of a particular digital asset, and idiosyncratic events such as exchange outages or commentary on social media. We are exposed to price volatility with respect to the digital assets we own. Though our fundamental business and growth strategy does not include acquiring digital assets for the purpose of value appreciation, we have some degree of exposure to digital assets because, for certain services we perform, our customers may pay us in digital assets. To the extent customers compensate us in the form of digital assets, and we continue to hold these digital assets, we may be subject to the high degree of price and earnings volatility associated with these digital assets. A decline in the value of the digital assets we hold in higher concentrations may have a larger adverse impact on our operating results in any given period. Volatility in the value of digital assets or other market factors may limit our ability to convert digital assets into fiat currency at attractive prices or at all.
Risks related to government regulation
We are subject to an extensive and highly evolving regulatory landscape.
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing banking, securities, broker-dealers, commodities, credit, cross-border and domestic money and digital asset transmission, custody, commercial lending, privacy, data governance, data protection, cybersecurity, fraud detection, payment services, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, AML, and counter-terrorism financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, and related technologies. As a result, often they do not contemplate or address unique issues associated with the blockchain technology and digital assets economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, as well as may conflict with one another.
Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of digital assets and blockchain technology, including custody of customers’ digital assets, require us to assess whether certain laws, rules, and regulations apply to us. It is possible that governmental bodies and regulators may disagree with our conclusions. Additionally, from time to time, we may establish or expand relationships or enter into contractual agreements with counterparties that are subject to increased regulatory attention or oversight. As a result, certain of our regulators may seek to intervene and assert their jurisdiction or impose additional scrutiny over such relationships or take other adverse actions toward us (and we may seek to challenge such actions if we believe such actions are not grounded in law or regulation), which may lead to increased compliance costs and potential adverse regulatory consequences that might delay or compel us to abandon these commercial relationships. To the extent we have not complied with such laws, rules, and regulations, or regulators, courts, or other authorities take the view that we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, results of operations, financial condition, and prospects.

Further, our business model relies on our ability to market and sell, through our suite of products and services, the utility of Circle stablecoins to existing and potential customers. Our API services involve offering certain payment functionality, payout, or disbursement functionality as well as wallet services to our customers utilizing Circle stablecoins. We additionally offer a suite of developer products and services aimed at developers, but available to any customer, to enable them to build on the functionality of USDC. The use of our services by customers, as well as the integration of our products and services into the product offerings that our customers make available to end-users, raises numerous regulatory questions. Financial services regulators in the United States or in other jurisdictions around the world may not agree with our legal positions. In addition, should financial services regulators make changes to or alter interpretations of applicable laws and regulations as they relate to Circle stablecoins, we may be unable to continue offering our payment, payout, and wallet services to customers in certain jurisdictions or we may have to alter the services in a manner that may be materially detrimental to our financial performance.
In addition to existing laws and regulations, various governmental and regulatory bodies—including legislative and executive bodies in the United States and in other countries—may adopt new laws and regulations. New interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the digital assets ecosystem as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, what assets we can hold as stablecoin reserves, and what products or services we and our competitors can offer. Furthermore, as our industry matures and acceptance and use of stablecoins increase, governments may mandate interoperability of stablecoins. These developments may also require changes to our business operations, alter our compliance and risk mitigation measures, impose new licensing requirements, or establish a total ban on certain digital asset transactions, as has occurred in certain jurisdictions in the past. We may be further subject to administrative sanctions for technical violations or customer attrition if the end-user experience suffers as a result.
The regulatory environment to which we are subject gives rise to various licensing requirements, significant compliance costs and other restrictions, and noncompliance could result in a range of penalties, including fines, compliance costs, operational restrictions, reputational damage, and loss of licenses.
The licenses and registrations we hold subject us to, among other things, record-keeping, reporting, and bonding requirements, limitations on the investment of customer funds, and examination by state and federal regulatory agencies.
There can be no assurance that we will be able to maintain our existing, or obtain additional, required regulatory licenses, certifications, and regulatory approvals in the countries where we provide services or want to expand. Furthermore, where we have obtained such regulatory licenses, certifications, and regulatory approvals, there are substantial costs and potential product changes involved in maintaining such regulatory licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, AML, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services, or could require significant and costly operational changes or prevent us from providing any products or services in a given market.
These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity or unclear application to the business of nontraditional financial services. As a result, their application in practice may evolve over time as new guidance is provided by supervisory authorities, and the interpretation of requirements by supervisory authorities and courts may be further clarified over time. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory bodies or supervisory authorities due to ambiguities related to their interpretation, application, and practice, supervisory authorities may initiate legal and regulatory proceedings against us. As a result, our business, results of operations, financial condition, and prospects could be materially and adversely affected.
In certain jurisdictions, it may not be clear whether we are required to be licensed as a money transmitter, payment services provider, bank, financial institution, custodian, broker-dealer, exchange, or otherwise. In such cases, regulators, courts, or other authorities may disagree with our interpretation of such licensing requirements. To the extent we have not complied with such laws, rules, and regulations, or regulators, courts, or other authorities take the view that we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, results of operations, financial condition, and prospects. Local regulators may use their power to slow or halt transactions or otherwise prohibit us from doing business in a country. We and our local businesses do not only need to comply with the local laws and regulations, but also with certain laws and regulations with worldwide application.

We offer our products and services in jurisdictions in which we believe we possess all necessary licenses and we have established procedures that we believe are reasonably designed to ensure that our customers are located in such jurisdictions, such as the application process for Circle Mint accounts, terms of service, and other agreements. However, there can be no assurance that unauthorized or impermissible customer or end-user access to our products and services outside of these jurisdictions will not occur. Should such authorized or impermissible customer access occur, we could be subject to fines, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, results of operations, financial condition, and prospects. Furthermore, because our services are accessible worldwide and we facilitate Circle stablecoin transfers worldwide, one or more jurisdictions may claim that we or our customers or partners are required to comply with their laws. Laws regulating the internet, mobile, and related technologies outside the United States may impose different, more specific, or even conflicting obligations on us, as well as broader liability.
If we are unable to commit sufficient resources for regulatory compliance, this could lead to delays and errors and may force us to choose between prioritizing compliance matters over administrative support for business activities, or may ultimately force us to cease the offering of certain products or services globally or in certain jurisdictions. Any delays or errors in implementing regulatory compliance could lead to substantial monetary damages and fines, public reprimands, a material adverse effect on our reputation, cease-and-desist orders, increased regulatory compliance requirements or other potential regulatory restrictions on our business, enforced suspension of operations, and in extreme cases, withdrawal of regulatory licenses or authorizations to operate particular businesses, along with criminal prosecution in certain circumstances.
In addition to noncompliance by us, we may in the future suffer negative consequences of noncompliance by third parties that we rely upon to serve our customers. In addition, we could be negatively impacted as a result of current or potential future laws and regulations applicable to the operations of miners or validators of the blockchain networks on which our stablecoins are built. We may also suffer negative consequences of customers operating businesses or schemes in violation of applicable rules and regulations whose activities we could be held responsible to monitor and, where applicable, to denounce or to interrupt our extension of services to such customers and, if necessary, terminate the relationship with such party. We may be required to make greater expenditures and devote additional resources to addressing these liabilities and requirements, which could have an adverse effect on our business, results of operations, financial condition, and prospects.
The financial services industry is subject to intensive regulation.
In pursuit of a broad reform and restructuring of financial services regulation, national and supranational legislatures and supervisory authorities continue to introduce and implement a wide range of proposals that could result in major changes to the way our global operations are regulated and could have adverse consequences for our business, business model, results of operations, financial condition, and prospects. The timing and full impact of new laws and regulations cannot be predicted or determined and are beyond our control. The introduction of these and other new rules and requirements could significantly impact the manner in which we operate, particularly in situations where regulation or legislation can interfere with or even set aside existing contractual arrangements. These changes could materially impact the profitability of our businesses, require changes to business practices, or force us to discontinue businesses or cease to offer certain services or products, or cease to serve certain types of customers, and adversely impact us through potential additional costs, taxes, liabilities, enforcement actions, and reputational damage.
The large number of legislative initiatives, in particular with respect to the financial services industry, requires constant attention from our senior management and consumes significant levels of resources to identify and analyze the implications of these initiatives. We may have to adapt our strategy, operations, and businesses, including policies, procedures, and documentation, to comply with these new legal requirements. Based on the volume of existing initiatives, it is possible that certain new requirements will not be implemented in a timely fashion without errors, or otherwise in a manner not satisfactory to the applicable supervisory authority, resulting in noncompliance and possible associated negative consequences such as administrative fines or public reprimands.
If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue our business as currently contemplated.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets

(exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.
With respect to Section 3(a)(1)(A), we hold ourselves out and operate as a company primarily engaged in the business of developing and operating the market infrastructure for stablecoins and blockchain applications more generally that enable end-users to store value and conduct financial transactions, including receiving payments, making payouts, borrowing, lending, and custody with respect to digital currency-related transactions. We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.
With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of Circle’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of Circle’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of Circle, and securities issued by qualifying companies that are controlled primarily by Circle. Moreover, even if we were to fail the 40% test in Section 3(a)(1)(C), and not be able to rely on Rule 3a-1, under Section 3(b)(1) of the 1940 Act an entity is not an investment company if it is primarily engaged, directly or through a wholly-owned subsidiary or subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities. As described above, we are primarily engaged in the business of developing and operating the market infrastructure for stablecoins and blockchain applications more generally that enable end-users to store value and conduct financial transactions, and not in the business of investing, reinvesting, owning, holding, or trading in securities.
Stablecoins and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, including Circle, regarding the potential application of the 1940 Act to their businesses. For example, in an action unrelated to Circle or any of its subsidiaries, in February 2022, the SEC issued a cease-and-desist order under the 1940 Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.
If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations.
If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act—including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons—likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We are subject to laws, regulations, and executive orders regarding economic and trade sanctions, anti-bribery, AML, and counter-terrorism financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them. As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.
As we expand and localize our international activities, we have and will become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of the jurisdictions in which we operate and those into which we offer services on a cross-border basis. Laws regulating financial services, the internet, mobile technologies, digital assets, and related technologies outside the United States often impose different, more specific, or even conflicting obligations on us, as well as broader liability.
We are required to comply with applicable U.S. economic and trade sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), as well as similar requirements in other jurisdictions. We have processes in place reasonably designed to promote compliance with applicable U.S. and non-U.S. sanctions requirements. The OFAC regulations and requirements generally restrict dealings by persons subject to U.S. jurisdiction with certain countries, or subnational territories that are the target of comprehensive sanctions, which currently are Cuba, Iran, and North Korea, as well as Crimea, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic regions of Ukraine. In addition, OFAC restricts dealings by persons subject to U.S. jurisdiction with specific individuals and entities that are the subject of targeted sanctions, including persons identified on blocked persons lists.
We are also subject to various AML and counter-terrorism financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, many of our activities are subject to AML laws and regulations, including the BSA and other similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based AML programs; to report large cash transactions and suspicious activity; and, in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions on our system, which would include payments to persons outside the United States. Regulators regularly reexamine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers. Any change in such thresholds could result in greater costs for compliance. We also could be subject to potentially significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if regulators or third-party auditors identify gaps in our AML program that are not sufficiently remediated, or if our AML program is found to violate the BSA.
Despite our efforts to comply with applicable laws and regulations, there can be no guarantee that regulators and/or law enforcement will view these measures as compliant with the BSA or U.S. sanctions laws and regulations. If regulators and/or law enforcement find that we have violated the BSA or U.S. sanctions laws and regulations, or we are otherwise the subject of government investigations for alleged violations of the BSA or U.S. sanctions laws and regulations, such investigations and alleged violations could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. Although we have implemented controls and screening tools designed to prevent violative activity, there is no guarantee that we will not inadvertently provide our products and services to individuals, entities, or governments in violation of the BSA or U.S. sanctions laws and regulations.
Regulators worldwide frequently study each other’s approaches to the regulation of the blockchain technology and digital assets. Consequently, developments in any jurisdiction may influence other jurisdictions. Further, new developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated in another jurisdiction, which in turn would affect our business across multiple jurisdictions and/or across our services and products. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.

We may operate our business in foreign countries where companies often engage in business practices that are prohibited by the U.S. and other jurisdictions’ regulations applicable to us. We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the Irish Criminal Justice (Corruption Offenses) Act 2018, and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the U.S. Department of Justice and the SEC. The FCPA, for example, prohibits U.S. persons and entities from making improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations. However, there can be no assurance that all of our employees, consultants, and agents—including those that may be based in or from countries where practices that violate U.S. or other laws may be customary—will not take actions in violation of our policies, for which we may be ultimately responsible.
The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and proceedings by multiple government authorities in different jurisdictions. Furthermore, due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated or fit within a particular category of regulatory activities, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, and regulatory and legal scrutiny, which could lead to sanctions, cease-and-desist orders, or other penalties and censures. Any of the foregoing could, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, and prospects.
Our consolidated balance sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide.
Effective management of our capital and liquidity is critical to our ability to operate our businesses, to grow organically, and to pursue our strategy. As a regulated and licensed entity in various jurisdictions, we are required to possess sufficient financial soundness and strength to adequately support our regulated affiliate entities. The maintenance of adequate capital and liquidity is also necessary for our financial flexibility in the face of turbulence and uncertainty in the global economy. We may from time to time incur indebtedness and other obligations which could make it more difficult to meet capital, liquidity, or other regulatory requirements.
In addition, although we are neither a bank nor a bank holding company under U.S. law or the law of any other jurisdiction, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by U.S. federal, state, or international regulators. The changes to applicable current or future capital and liquidity requirements may require us to raise additional regulatory capital or hold additional reserves. Such additional burdens could arise, for example, because of different interpretations of or methods for calculating risk exposure amounts or liquidity outflows or inflows, because we do not comply with ratios and levels, or because instruments and collateral requirements that currently qualify as capital or capital risk mitigating techniques no longer do so in the future. If we are unable to raise the requisite regulatory capital, we may be required to reduce the amount of our risk exposure amount or business levels, restrict certain activities, or engage in the disposition of core and other noncore businesses, which may not occur on a timely basis, if at all, or at prices which would not otherwise be attractive to us. Furthermore, our inability to raise sufficient regulatory capital could have an adverse effect on the market’s trust in the long-term viability of our products and services, which could, for example, result in customers transferring to our competitors’ platforms for the provision of stablecoins and/or payments infrastructure. As a result of stricter liquidity or reserve requirements, we may be required to optimize our funding composition, which may result in higher funding costs for us. In addition, our having to maintain buffers of liquid assets may result in lower returns than less liquid assets.
Regulators also may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. For instance, in 2017, the Hawaii Division of Financial Institutions imposed a new policy whereby digital asset businesses are required to maintain cash reserves in an amount equal to the aggregate face value of digital asset funds held on behalf of customers. Similar events could complicate our operations and increase our expenses. Any noncompliance may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses.
We maintain complex treasury operations to manage and move customer assets across our platform and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and digital asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements.

The above regulations and any changes thereto that limit our ability to manage effectively our balance sheet, liquidity position, and capital resources going forward, or to access funding sources, could have a material adverse impact on our business, results of operations, financial condition, and prospects.
We obtain and process a large amount of customer data, including sensitive customer data. We also use AI, machine learning, data analytics, and similar tools that collect, aggregate, and analyze data. Any real or perceived improper use of, disclosure of, or access to such data could impose liability on us or harm our reputation and thus have an adverse effect on our business. Furthermore, our use of such AI, machine learning, data analytics, and similar tools could enhance intellectual property, cybersecurity, operational, and technological risks, which could have an adverse effect on our business.
Our operations involve the collection, storage, transmission, and/or other processing of customer data, including highly sensitive data of our customers such as identity data, financial data, transaction data, marketing, and communication data and location data, among other types of information. We use various methods to collect customer data. For example, we may collect customer data from direct interactions with customers, such as when customers fill in forms or correspond with us. We may also collect customer data, including usage and technical data, through the use of automated technologies such as logging and cookies. Furthermore, we may receive customer data from various third parties or publicly available sources, including providers of technical or payment services. Consequently, we are subject to complex and evolving U.S., UK, European, and other jurisdictions’ laws, rules, regulations, orders, and directives (referred to as “privacy laws”) relating to the collection, use, retention, security, transfer, and other processing of personal information (referred to as “personal data”) in the countries where we operate. Much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions, such as the EU’s General Data Protection Regulation (“GDPR”) and the UK General Data Protection Regulation (the “UK GDPR”). In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us and our subsidiaries. Data protection, privacy, and information security have become the subject of increasing public, media, and legislative concern. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be materially harmed. Any failure, or perceived failure, by us or our partners and others who use our services to comply with our privacy policies or with any applicable privacy laws in one or more jurisdictions could result in proceedings or actions against us by governmental entities or private parties. Those proceedings or actions could involve significant fines, penalties, judgments, and reputational damage to us. They may also require us to change our business practices and otherwise increase the costs and complexity of compliance.
From time to time, we may utilize AI, machine learning, data analytics (including generative AI), and similar tools that collect, aggregate, and analyze data (collectively, “Data Tools”) in connection with our business. Uncertainty around new and emerging Data Tools may require additional investment in the development of proprietary datasets, machine learning, large language models, and systems to test for accuracy, bias, and other variables, and computing capabilities. Moreover, market acceptance of Data Tools is uncertain. Utilizing Data Tools may have uncertain risks, particularly if those tools leverage machine learning or generative AI. In addition to the general risks that may exist from incomplete or inaccurate data, human error, or lack of appropriate controls and processes, the technologies underlying how we store and leverage data and their use cases are subject to a variety of laws, including intellectual property, privacy, consumer protection, and federal equal opportunity laws. If we do not have sufficient rights to use the data on which various tools rely, we may incur liability through the violation of such laws, third-party privacy, or other rights or contracts to which we are a party.
Additionally, we may see increasing government and supranational regulation and ethical concerns related to the use of Data Tools which may also significantly increase the burden and cost of research, development, and compliance in this area. This includes the European Union’s Artificial Intelligence Act, which came into force on August 1, 2024. Because of the interest in Data Tools by many governmental authorities, there may be additional laws or regulations that limit or restrict our ability to use such Data Tools or apply novel liability frameworks to the use of such Data Tools, and any of the foregoing may cause adverse effects to our business, operations or financial condition.
We are subject to complex and evolving laws, regulations, and industry requirements related to data privacy, data protection, and information security across different markets where we conduct our business, including in the United States, United Kingdom, and EEA. Such laws, regulations, and industry requirements are constantly evolving and changing. Our or our third-party providers’ or partners’ actual or perceived failure to comply with such laws, regulations, and industry requirements or our privacy policies/notices could result in enforcement actions, litigation, fines, and reputational harm.
Various local, state, federal, and foreign laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and any other processing of personal data. There is uncertainty and inconsistency in how these data protection and privacy laws and regulations are interpreted and applied, and they continue to evolve in ways that could adversely impact our business. These laws have a substantial impact on our operations both outside and in the United

States, directly as a data controller/business and as a data processor/service provider and handler for various offshore entities.
Laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as the California Invasion of Privacy Act. We may make telephone calls and send short message service (“SMS”) text messages to customers. The actual or perceived improper calling of customer phones or sending of text messages may subject us to potential risks. Federal or state regulatory authorities, regulatory authorities in foreign jurisdictions, or private litigants may claim that the notices and disclosures we provide, forms of consent we obtain, or our calling or SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us. We also send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of commercial emails and providing recipients a mechanism to opt out of receiving such emails (with the corresponding requirement to honor such opt-out requests promptly). While we strive to ensure that all of our marketing communications comply with the requirements of the CAN-SPAM Act, we could nonetheless commit violations that could result in civil or criminal penalties. In addition, the scope and interpretation of the laws that are or may be applicable to the delivery of text messages or email marketing are continuously evolving and developing. If we do not comply with these laws or regulations, we could face direct liability, could be required to change some portions of our marketing strategy, or could face negative publicity, and our business, results of operations, financial condition, and prospects could be adversely affected. Even an unsuccessful challenge of our calling or SMS texting practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.
In the United States, federal and state lawmakers and regulatory authorities have increased their attention to the collection and use of consumer data. For example, certain states in the United States have enacted stringent privacy and data protection legislation and regulations, such as the California Consumer Privacy Act (the “CCPA”), which gives California residents the right to access and request deletion of their personal data, opt out of the sale of personal data, and receive detailed information about how their personal data is processed, and provides a private right of action for certain data breaches involving the loss of personal data. The California Privacy Rights Act modified the CCPA by expanding consumers’ rights with respect to certain personal data and creating a new state agency to oversee implementation and enforcement efforts. Another example is the Virginia Consumer Data Protection Act, which regulates how businesses collect and share personal information. With bills proposed in many other jurisdictions, it remains quite possible that other states will enact similar privacy and data protection legislation. Such proposed legislation, if enacted, may add additional complexity, conflicting requirements, additional restrictions, and potential legal risk. The existence of comprehensive privacy laws in different states will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
As a result of our presence in Europe and some of our customers being located in the European Union and the United Kingdom, we are subject to the GDPR and the UK GDPR. These regimes impose stringent data protection requirements and may increase both the risk of noncompliance and the costs of providing our products and services in a compliant manner. These regimes grant rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhance preexisting rights (e.g., data subject access requests). A breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), and civil claims, including representative actions and other class action-type litigation. Further, Post-Brexit, the UK GDPR will not automatically incorporate changes made to the GDPR going forward, which creates a risk that the GDPR and the UK GDPR may increasingly diverge from each other, thereby increasing both our compliance costs and the potential for noncompliance.

In addition, the GDPR imposes strict rules on the transfer of personal data out of the EEA to a “third country,” including the United States. The same is true for the UK GDPR. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. On July 11, 2023, the European Commission entered into force its adequacy decision for the EU-U.S. Data Privacy Framework (the “EU-U.S. DPF”) (a new framework for transferring personal information from the EEA to the United States), having determined that such framework ensures that the protection of personal information transferred from the EEA to the United States will be comparable to the protection offered in the EU. However, this decision will likely face legal challenges and ultimately may be invalidated by the Court of Justice of the European Union just as the EU-U.S. Privacy Shield Framework was. Additionally, on October 12, 2023, a UK-U.S. Data Bridge went into effect to operate as an extension of the EU-U.S. DPF to facilitate transfers of personal data from the United Kingdom to the United States. Such Data Bridge could not only be challenged, but also may be affected by any challenges to the EU-U.S. DPF. Complying with these obligations and applicable guidance regarding cross-border data transfers could be expensive and time-consuming. It may require us to modify our data handling policies and procedures, update and implement revised standard contractual clauses and other relevant documentation and measures for intragroup, customer, and vendor arrangements requiring transfers of personal information, and may ultimately prevent or restrict us from transferring personal data outside Europe or the United Kingdom, which could cause significant business disruption and affect the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations.
We are also subject to evolving EU privacy laws on cookies and e-marketing. In the EU, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and EU national laws that implement the ePrivacy Directive (Directive 2002/58/EC concerning the processing of personal data and the protection of privacy in the electronic communications sector) may be replaced by an EU regulation known as the ePrivacy Regulation, which may alter rules on tracking technologies, impose burdensome requirements surrounding obtaining consent, and significantly increase fines for noncompliance. In the EU, informed consent—including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie—is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing (and under the GDPR and the UK GDPR). Valid consent is tightly defined, including a prohibition on pre-checked consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, enforcement of the ePrivacy Regulation could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand customers, adversely affect our margins, increase costs, and subject us to additional liabilities.
As these and other laws and regulations continue to evolve and be enacted, or new interpretations of existing laws and regulations are applied, we may need to modify our data processing practices, agreements, and policies, which could incur substantial costs. Restrictions on the collection, use, sharing, or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner. Such restrictions could also limit our ability to develop new services and features, and could subject us to increased compliance obligations and regulatory scrutiny. We use a variety of technical and organizational security measures and other measures to protect the data we process, including personal data pertaining to our customers, employees, and business partners. Despite the measures we put in place, we may be unable to anticipate or prevent unauthorized access to such personal data.
Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules, regulations, and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability, or adverse publicity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. If our public statements about our use, collection, disclosure, and other processing of personal information—whether made through our privacy policies, information provided on our website, press statements, or otherwise—are alleged to be deceptive, unfair, or misrepresentative of our actual practices, we may be subject to potential government investigations and enforcement actions, including by the FTC or relevant state attorneys general.
Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our practices or technology could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still undeveloped and likely to evolve. Data protection authorities may adopt different views than we do with respect to the classification and protection of data associated with blockchain technology under applicable privacy laws. Despite our efforts to choose vendors that meet applicable laws, regulations, and other obligations relating to privacy, data protection, and information security and that maintain robust security controls, it is possible that a vendor could fail to comply or experience a data breach impacting our data and our business. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations could damage our reputation or result in fines or proceedings by governmental agencies as well as private litigation.

Risks related to intellectual property
Our intellectual property rights are valuable. Any inability to protect and enforce such intellectual property rights could adversely impact our business, results of operations, financial condition, and prospects.
Our business depends in part on our ability to seek, obtain, and maintain intellectual property protection, including with respect to our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, patent, and trade secret laws in the United States and similar laws in other countries, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish, maintain, and protect our brand and other intellectual property rights. Our efforts to establish, maintain, protect, and enforce our intellectual property rights may not be sufficient or effective. Our intellectual property rights, including rights in our proprietary technology and trade secrets, could be lost through misappropriation or breach of our confidentiality and license agreements. Moreover, any of our intellectual property rights may be circumvented, infringed, diluted, disclosed, misappropriated, or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.
Furthermore, there can be no assurance that our patent applications will be approved, any patents issued will be of sufficient scope or strength to provide us with meaningful protection, or such patents will not be challenged by third parties. We may also fail to accurately predict all of the countries where patent protection will ultimately be desirable, and if we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. The patents issued may vary in scope of coverage depending on the country in which such patents issue.
As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental intellectual property agencies require compliance with a number of procedural requirements to complete the trademark application process and to maintain issued trademarks. Noncompliance with these procedural requirements or nonpayment could result in abandonment or lapse of a trademark or trademark application, resulting in partial or complete loss of trademark rights in a relevant jurisdiction. In addition, a failure by us to sufficiently exploit any of our trademarks in any markets could erode our trademark rights with respect to the relevant trademarks.
Further, intellectual property protection may not be available to us in every country in which our products and services are available, and the laws of certain countries do not protect proprietary rights to the same degree as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying, infringement, or use, which could adversely affect our competitive position. We may also agree to license our intellectual property to third parties as part of various agreements. Those licenses may diminish our ability to counter-assert our intellectual property rights against certain parties that may bring claims against us.
Finally, some of our business and some of our products rely or may in the future rely on key technologies developed or licensed by third parties. Because of the rapid pace of technological change in the information technology industry, we may not be able to obtain or continue to obtain licenses and technologies from relevant third parties on reasonable terms, or at all.
Our Collaboration Agreement with Coinbase could cause us to lose ownership or use of our trademarks upon the occurrence of certain events.
In August 2023, we entered into a Collaboration Agreement (the “Collaboration Agreement”) and an Intellectual Property License Agreement with Coinbase, which contain provisions requiring the assignment of certain of our intellectual property rights to Coinbase upon the occurrence of certain events. Specifically, if (i) we determine in good faith that the payment provisions under the Collaboration Agreement with respect to USDC or other applicable Circle stablecoin (such stablecoin, an “applicable stablecoin”) would violate an applicable law or government order, (ii) an order from a court of competent jurisdiction prohibits us from continuing to satisfy our payment obligations to Coinbase under the Collaboration Agreement with respect to an applicable stablecoin and, in either case of (i) or (ii), such violation of applicable law or order cannot be remediated with a mutually agreeable amendment or by the parties restructuring their operations with respect to an applicable stablecoin within a certain period of time (the “restructuring period”), or (iii) we have not resumed our payment obligations under the Collaboration Agreement with respect to an applicable stablecoin following the restructuring period, upon Coinbase’s written request, we would be required to assign to Coinbase the trademarks relating to such applicable stablecoin that are subject to the Intellectual Property License Agreement. Upon such assignment, we and Coinbase would enter into a new license agreement (the “Flipped Trademark License Agreement”) pursuant to which Coinbase would grant us a worldwide, non-exclusive, non-transferable, non-sublicensable (other than to certain software and service providers) right to use such trademark, in connection with the advertising, promotion, marketing, commercialization, issuance, sale, distribution, development, provision, and receipt of such stablecoin. For its part, Coinbase would be able to use and license the trademarks of such stablecoin for use by third parties so long as neither Coinbase nor any third party uses the trademarks in a manner that suggests that such party is the issuer of such stablecoin. If our trademarks are assigned to Coinbase, we will have no control over how such trademarks and trade names may be used by Coinbase and any third-party licensees. Any misuse or inconsistent use of such trademarks and trade names may cause consumer confusion and jeopardize the value of our brand and products. Furthermore, if we fail to make any royalty payments due to Coinbase under the Flipped Trademark License Agreement, Coinbase may terminate the agreement and/or the licenses granted therein. As it relates to USDC (or any other stablecoin that we issue under the Collaboration Agreement), failure to be able to use the relevant trademarks could have a significant and detrimental effect on our ability to operate as the issuer of USDC or other stablecoin. Any forced assignment of or other loss of rights to use our trademarks under the terms of the Collaboration Agreement could have a material adverse effect on our business, results of operations, financial condition, and prospects.
Our and the Circle stablecoin ecosystem’s partners’ products and services, including the blockchains on which the Circle stablecoins protocols are built, contain third-party open-source software components. Failure to comply with the terms of the underlying open-source software licenses could harm our business.
Our products and services contain software modules licensed to us by third-party authors under “open-source” licenses. Also, the blockchains on which the Circle stablecoins protocols are built and the other partners in the Circle stablecoin ecosystem materially rely on open-source licenses to operate. We also make certain of our own software available to customers for free under various open-source licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our products and services.
Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to reengineer some or all of our software.
Although we monitor our use of open-source software to avoid subjecting our products and services to conditions we do not intend, we have not recently conducted an extensive audit of our use of open-source software and, as a result, there can be no assurance that our processes for controlling our use of open-source software in our products and services are, or will be, effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face litigation, infringement, or other liability. We may also be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to reengineer our products or services, to discontinue or delay the provision of our offerings if reengineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code.
Moreover, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products and services. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software.
We may be sued by third parties for alleged infringement of their proprietary rights.
In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret, and other intellectual property development activity in the digital assets ecosystem, as well as litigation, based on allegations of infringement, misappropriation, or other violations of intellectual property brought by companies of all sizes and industries. Furthermore, anyone can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We also may be subject to claims of infringement, misappropriation, or other violations of intellectual property.
We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we, our customers, or other parties indemnified by us are infringing upon or misappropriating their intellectual property rights, and we, our customers, or other parties indemnified by us may be found to be infringing upon such rights. We expect that the occurrence of infringement claims is likely to grow as the digital asset market grows and matures. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we enter into costly settlement or license agreements or pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive workarounds, or impose other unfavorable terms. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures.
Risks related to our employees and other service providers
We are dependent on certain key personnel and may be unable to attract and retain qualified and skilled employees.
We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Jeremy Allaire, our co-founder, Chairman, and Chief Executive Officer, members of our executive leadership team, and other key employees across product, engineering, risk management, finance, compliance, legal, talent, and marketing. We must be able to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the digital assets ecosystem, the pool of qualified talent is extremely limited, particularly with respect to executive talent with engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few qualified employees—or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business—could adversely impact our operations and impair our ability to grow.
Our culture emphasizes innovation, and if we cannot maintain this culture as we grow, our business and operating results could be adversely impacted.
We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop and launch new and innovative products and services, which we believe is essential to attracting high-quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork that have been integral to our business.
Our officers, directors, employees, and large shareholders may have conflicts of interest with respect to their positions or interests in certain entities and other initiatives.
We frequently engage with a wide variety of blockchain and digital asset industry participants, as well as startups and growth companies, and maintain relationships with a significant number of digital asset projects, developers, and investors. These transactions and relationships could create potential conflicts of interest in management decisions that we make. For instance, certain of our officers, directors, and employees are active investors in digital asset projects and other growth companies themselves, and may make investment decisions that favor projects in which they have personally invested. Many of our large shareholders also make investments in these projects. In addition, our co-founder, Chairman, and Chief Executive Officer, Jeremy Allaire, is involved in a number of initiatives involving blockchain technology among other projects, which could divert Mr. Allaire’s time and attention from overseeing our business operations and have a negative impact on our business.
Risks related to our Class A common stock
Insiders continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.
We have three authorized series of common stock: Class A common stock, which is entitled to one vote per share; Class B common stock, which is entitled to 5 votes per share (but the aggregate voting power of Class B common stock cannot exceed 30% of the total voting power of our capital stock); and Class C common stock, which does not have any voting power other than to the extent set forth in our certificate of incorporation or otherwise required by applicable law. Holders of our common stock vote together as a single class on all matters, except as otherwise set forth in our certificate of incorporation or as required by applicable law. As of June 30, 2025, our directors and executive officers and entities affiliated with them held stock with approximately 32% voting power over us. As a result, these stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of voting power may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

We face increased costs and devote substantial management time as a newly listed U.S. company.
We incur significant legal, accounting, and other expenses as a newly listed U.S. company. For example, we are subject to the reporting requirements of the Exchange Act and have to comply with the applicable requirements of the Sarbanes-Oxley Act, as well as SEC rules and regulations and NYSE listing standards, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices, and required filing of annual, quarterly, and current reports with respect to our business and results of operations. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, our management and other personnel have devoted, and will continue to devote, substantial time to these public company requirements, diverting attention from operational and other business matters. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees, or as executive officers.
We may not be able to maintain an active, liquid trading market for our Class A common stock.
Our Class A common stock has been trading on the NYSE for a limited period of time, and there can be no assurance that an active, liquid trading market will be maintained over the long-term. We cannot predict whether and to what extent investor interest in our company may shift, which could impact our trading market on the NYSE and our liquidity. If an active trading market is not maintained, you may have difficulty selling any of our Class A common stock that you purchase.
The multiple series structure of our common stock may depress the trading price and liquidity of our Class A common stock.
The multiple series structure of our common stock may result in a lower or more volatile market price of our Class A common stock or other adverse consequences. For example, certain index providers restrict inclusion of companies with multiple class share structures in certain of their indexes. In addition, certain proxy advisory firms oppose the use of dual or multiple class structures. As a result, the multiple series structure of our common stock may prevent the inclusion of our Class A common stock in certain indices and may cause proxy advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, which could result in a less active trading market for our Class A common stock and adversely affect the value of our Class A common stock. In addition, the difference in the voting rights of the various series of our common stock could harm the value of our Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the superior voting power of our Class B common stock.
The market price of our Class A common stock may fluctuate significantly.
The trading price of our Class A common stock may be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales of large blocks of our stock;
•rapid, short-term trades by hedge or day-trading investors;
•additions or departures of key personnel;
•regulatory developments;
•litigation and governmental investigations;
•economic and political conditions or events; and
•the other factors described in this “Risk factors” section.

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. Moreover, our stock may be attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. In addition, the stock market in general, and the market prices for digital asset companies in particular, have experienced significant volatility, including both price and volume fluctuations, that often has been unrelated or disproportionate to the operating performance of such companies. In particular, trading prices of our Class A common stock since our listing on the NYSE may reflect market dynamics that are not connected to traditional valuation methods that might otherwise be associated with an operating company with a business model such as ours. Our equity market capitalization as of June 30, 2025 is well in excess of our stockholders’ equity calculated in accordance with U.S. GAAP. Investors may therefore be unable to assess the value of our Class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These broad market and industry fluctuations may adversely affect the price of our Class A common stock, regardless of our operating performance.
In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
If securities or industry analysts do not regularly publish research or reports about our business, or if they drop coverage of us, or if they issue adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.
The trading market for our Class A common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If securities or industry analysts drop coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.
Sales of a substantial number of shares of Class A common stock in the public market, or the perception in the market that the holders of a large number of shares of Class A common stock (or securities convertible into shares of Class A common stock) intend to sell shares, could reduce the market price of our Class A common stock. As of June 30, 2025, after completion of our initial public offering (including the exercise by the underwriters of their option to purchase additional shares), we had 208,984,795 shares of Class A common stock outstanding, 19,580,209 shares of Class B common stock outstanding, and no shares of Class C common stock outstanding. All shares sold in our initial public offering are freely transferable without restriction or registration under the Securities Act, except for any shares purchased by one of our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Substantially all of the remaining shares are currently restricted as a result of securities laws, lock-up agreements, or market standoff agreements but will become eligible to be sold at the expiration of the lock-up period or upon early release by J.P. Morgan Securities LLC.

Moreover, as of June 30, 2025, the holders of approximately 140,288,881shares of Class A common stock were entitled to various rights with respect to the registration of their shares under the Securities Act. Registration of these shares would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration, except for shares purchased by affiliates. We have also registered all shares of Class A common stock and Class B common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up and market standoff agreements. If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us.
Our certificate of incorporation and bylaws provide for, among other things:
•three series of common stock with disparate voting power;
•a staggered board and restrictions on the ability of our stockholders to fill a vacancy on the board of directors;

•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•a prohibition on stockholder action by written consent, thereby requiring all actions to be taken at a duly called meeting of the stockholders;
•supermajority approval to amend our bylaws and certain provisions of our certificate of incorporation; and
•advance notice requirements for stockholder proposals.
Moreover, because we are incorporated in Delaware, we are governed by Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company and may discourage bids for our Class A common stock at a premium over its market price. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions than you desire.
Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district court for the District of Delaware are the exclusive forums for substantially all disputes between us and our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, or stockholder to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law, our certificate of incorporation or our bylaws or as to which Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware; provided that the foregoing provision does not apply to claims brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district court for the District of Delaware is the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity holding, purchasing or otherwise acquiring any interest in shares of our capital stock are deemed to have notice of and to have consented to these forum selection provisions.
These forum selection provisions may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware and limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
While Delaware courts have determined that forum selection provisions are facially valid, it is possible that a court of law in another jurisdiction could rule that the forum selection provisions contained in our bylaws are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find the forum selection provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
We do not anticipate paying any cash dividends in the foreseeable future.
We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.

General risk factors
Adverse economic conditions and geopolitical events may adversely affect our business.
Our performance is subject to general economic conditions and their impact on blockchain technology adoption, digital assets, and payments, as well as our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. The impact of general economic conditions on the digital assets ecosystem is highly uncertain and dependent on a variety of factors, including market adoption of stablecoins and other digital assets, global trends in the blockchain economy, central bank monetary policies, and other events beyond our control. Geopolitical developments, such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, the European Union, and others, the ongoing Israel-Hamas conflict, trade wars, tariffs imposed by the current administration, and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital asset markets. Our business, results of operations, financial condition, and prospects may be materially and adversely affected by any negative impact on the global economy and digital assets market resulting from the conflicts in Ukraine or the Middle East, new trade policies including tariffs, or any other geopolitical tension or general adverse economic condition.
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, as well as by man-made problems such as terrorism.
Natural disasters, fire, power shortages, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, results of operations, financial condition, and prospects. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our products and services, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our operating results.
We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our products and services. Additionally, all of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our business partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme, we may suffer losses of our customer funds.
We have in the past and may in the future acquire other businesses, which could require significant management attention, disrupt our business, dilute shareholder value, and adversely affect our results of operations.
Acquisitions, partnerships, and joint ventures have been part of our growth strategy. We expect to continue to evaluate potential strategic acquisitions of, and partnerships or joint ventures with, complementary businesses, services, or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur additional expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. If we do complete acquisitions, we may not achieve our intended outcomes, for example, due to technical difficulties migrating the acquired products into our ecosystem. Moreover, the companies we acquire may have different risk tolerances than ours, which could result in decisions that do not enhance our competitive position or achieve our strategic goals. Acquisitions may also require regulatory approvals that are costly or time-consuming to obtain, and any difficulties or delays in complying with such regulatory requirements would hinder our strategic objectives. We may also lose certain pre-existing business relationships as a result of new acquisitions, given the highly competitive nature of the digital asset industry. Furthermore, any acquisitions we complete could be viewed negatively by our customers, shareholders, and the market. We may not be aware of all of the risks associated with the acquired business.
In addition, an acquisition may result in unforeseen operating difficulties and expenditures, such as the following:
•difficulties integrating businesses, services, personnel, operations, and financial and other controls and systems and retaining key employees;
•assumption of unknown liabilities, known contingent liabilities that become realized, or known liabilities that prove greater than anticipated;

•difficulties retaining the customers or employees of any acquired business;
•incurrence of debt, contingent liabilities, or future write-offs of intangible assets or goodwill;
•entry into a new market or business line in which we have no prior experience and in which we may not successfully compete; and
•integration of an acquired company, which may disrupt ongoing operations and require management resources that would otherwise be used in developing our existing business.
Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. Any such acquisitions may reduce cash available for operations and other uses and could result in amortization expense related to identifiable assets acquired. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Unregistered Sale of Securities.
None.
Use of Initial Public Offering Proceeds.
In June 2025, the Company completed its IPO, in which the Company issued and sold 19.9 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $31.00 per share. The IPO resulted in net proceeds to the Company of $583.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $12.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. In addition, selling stockholders sold 19.2 million shares of Class A common stock at the public offering price of $31.00 per share. We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.
J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Goldman Sachs & Co. LLC acted as joint book-running managers of the offering.
We used a portion of the net proceeds from our initial public offering to satisfy tax withholding and remittance obligations related to RSUs that vested in connection with or settled upon our initial public offering, with the remainder used for working capital and other general corporate purposes. There has been no material change in the planned use of the net proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Director and Officer Trading Arrangements.
During the fiscal quarter ended June 30, 2025, the following Rule 10b5-1 trading arrangements were adopted by certain executive officers of the Company:
On June 4, 2025, Jeremy Allaire, our Co-Founder, Chairman, and Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Allaire's plan is for the sale of up to 451,535 shares of Class A common stock through November 13, 2026, which includes (i) 442,439 shares of Class A common stock held directly by Mr. Allaire (following the conversion of Class B common stock to Class A common stock immediately prior to the sales) and (ii) an aggregate of 9,096 shares of Class A common stock held through Spruce Trust, Oak Trust, Chestnut Trust, Beech Trust, each an irrevocable non-grantor trust, of which Mr. Allaire's legal counsel is the sole trustee and Mr. Allaire's children are beneficiaries. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 13, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.

On June 4, 2025, Jeremy Fox-Geen, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Fox-Geen's plan is for the sale of up to 272,147 shares of Class A common stock through October 30, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and October 30, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.
On June 4, 2025, Heath Tarbert, our President, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Tarbert's plan is for the sale of up to 353,290 shares of Class A common stock through June 5, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 5, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.
On June 4, 2025, Nikhil Chandhok, our Chief Product and Technology Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Chandhok's plan is for the sale of up to 100,000 shares of Class A common stock through June 5, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 5, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.
On June 13, 2025, Tamara Schulz, our Chief Accounting Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Ms. Schulz's plan is for the sale of up to 30,706 shares of Class A common stock through November 13, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 13, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.
Other than the foregoing, during the fiscal quarter ended June 30, 2025, no directors or other executive officers of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit		Incorporated by Reference

Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	6/6/2025
3.2	Amended and Restated Bylaws	8-K	6/6/2025
10.1	Circle Internet Group, Inc. Omnibus Incentive Plan	S-1/A	6/2/2025
10.2	Circle Internet Group, Inc. Employee Stock Purchase Plan	S-1/A	6/2/2025
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted as in iXBRL and contained in Exhibit 101			X
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE INTERNET GROUP, INC.

Date: August 12, 2025	By:	/s/ Jeremy Allaire
Name: Jeremy Allaire
Title: Chief Executive Officer

Date: August 12, 2025	By:	/s/ Jeremy Fox-Geen
Name: Jeremy Fox-Geen
Title: Chief Financial Officer