Form 10-Q
period 2025-09-30
Circle Internet Group, Inc.
filed 2025-11-12
CIK 1876042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to

CIRCLE INTERNET GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-258582	99-2840247
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
One World Trade Center, New York, NY 10007
(332) 334-0660
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CRCL	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2025, the registrant had outstanding 216,487,160, 18,988,431, and nil of shares of Class A, Class B, and Class C common stock, respectively, each with a par value of $0.0001.

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,348,901	$750,981
Cash and cash equivalents segregated for corporate-held stablecoins	837,143	294,493
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,372,843	43,918,572
Accounts receivable, net	22,154	6,418
Stablecoins receivable, net	1,000	6,957
Prepaid expenses and other current assets	321,343	187,528
Total current assets	75,903,384	45,164,949
Non-current assets:
Restricted cash	3,222	3,558
Investments	81,781	84,114
Fixed assets, net	23,486	18,682
Digital assets	51,550	31,330
Goodwill	266,384	169,544
Intangible assets, net	411,990	331,394
Deferred tax assets, net	13,414	10,223
Other non-current assets	25,797	20,615
Total assets	$76,781,008	$45,834,409
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$73,267,103	$43,727,363
Accounts payable and accrued expenses	268,955	287,007
Convertible debt, net of debt discount	149,094	—
Other current liabilities	16,604	16,597
Total current liabilities	73,701,756	44,030,967
Non-current liabilities:
Convertible debt, net of debt discount	—	40,717
Deferred tax liabilities, net	31,345	29,559
Warrant liability	—	1,591
Other non-current liabilities	24,551	21,281
Total non-current liabilities	55,896	93,148
Total liabilities	$73,757,652	$44,124,115

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Commitments and contingencies (see Note 22)
Redeemable convertible preferred stock
Redeemable convertible preferred stock ($0.0001 par value, nil and 139.8 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of nil and $1.1 billion as of September 30, 2025 and December 31, 2024, respectively)	—	1,139,765
Stockholders’ equity
Class A common stock ($0.0001 par value; 2.5 billion and 300.0 million authorized as of September 30, 2025 and December 31, 2024, respectively; 215.2 million and 56.4 million issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	23	6
Class B common stock ($0.0001 par value; 500.0 million and nil authorized as of September 30, 2025 and December 31, 2024, respectively; 19.0 million and nil issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	2	—
Class C common stock ($0.0001 par value; 500.0 million and nil authorized as of September 30, 2025 and December 31, 2024, respectively; nil issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Treasury stock at cost (5.0 million shares held as of September 30, 2025 and December 31, 2024)	(2,877)	(2,877)
Additional paid-in capital	4,437,594	1,792,969
Accumulated deficit	(1,426,125)	(1,223,213)
Accumulated other comprehensive income	14,739	3,644
Total stockholders’ equity	3,023,356	570,529
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$76,781,008	$45,834,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue and reserve income
Reserve income	$711,241	$445,215	$1,903,426	$1,228,117
Other revenue	28,518	547	72,984	12,769
Total revenue and reserve income	739,759	445,762	1,976,410	1,240,886
Distribution, transaction and other costs
Distribution and transaction costs	447,199	257,422	1,200,983	707,065
Other costs	413	281	1,218	5,752
Total distribution, transaction and other costs	447,612	257,703	1,202,201	712,817
Operating expenses
Compensation expenses	129,295	65,269	708,307	194,022
General and administrative expenses	45,477	33,337	119,301	99,583
Depreciation and amortization expenses	23,002	13,122	51,091	37,347
IT infrastructure costs	9,401	6,865	25,833	20,074
Marketing expenses	5,623	4,382	17,393	10,838
Digital assets (gains) losses	(1,671)	1,285	3,906	(159)
Total operating expenses	211,127	124,260	925,831	361,705
Operating income (loss) from continuing operations	81,020	63,799	(151,622)	166,364
Other (expense) income, net	72,071	22,365	(91,453)	44,843
Net income (loss) from continuing operations before income taxes	153,091	86,164	(243,075)	211,207
Income tax expense (benefit)	(61,294)	15,168	(40,151)	58,649
Net income (loss) from continuing operations	$214,385	$70,996	$(202,924)	$152,558

Earnings (loss) per share:
Basic	$0.93	$0.00	$(1.53)	$0.32
Diluted	$0.64	$0.00	$(1.53)	$0.25

Weighted-average shares used in computing earnings (loss) per share:
Basic	229,895	54,553	132,422	54,309
Diluted	266,682	73,125	132,422	73,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$214,385	$70,996	$(202,924)	$152,558
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(642)	2,210	11,151	1,602
Unrealized gain (loss) on available-for-sale debt securities, net of tax	—	168	—	(65)
Unrealized gain (loss) on convertible notes – credit risk, net of tax	15	943	(56)	1,034
Total other comprehensive income (loss), net of tax	(627)	3,321	11,095	2,571
Comprehensive income (loss)	$213,758	$74,317	$(191,829)	$155,129
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (unaudited)

	Temporary Equity		Permanent Equity
(in thousands)	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	139,762	$1,139,765	61,313	$6	—	$—	4,960	$(2,877)	$1,792,969	$(1,223,213)	$3,644	$570,529
Issuance of common stock upon exercise of stock options	—	—	1,009	—	—	—	—	—	642	—	—	642
Issuance of common stock and preferred stock upon exercise of warrants	45	737	1,130	—	—	—	—	—	854	—	—	854
Issuance of common stock in connection with business combination	—	—	3,857	—	—	—	—	—	89,919	—	—	89,919
Warrants in common stock	—	—	—	—	—	—	—	—	1,064	—	—	1,064
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	1	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	15,440	—	—	15,440
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	1,725	1,725
Net income	—	—	—	—	—	—	—	—	—	64,791	—	64,791
Other	—	—	—	—	—	—	—	—	—	12	—	12
Balance at March 31, 2025	139,807	$1,140,502	67,310	$6	—	$—	4,960	$(2,877)	$1,900,888	$(1,158,410)	$5,369	$744,976
Issuance of common stock upon exercise of stock options	—	—	946	—	—	—	—	—	6,157	—	—	6,157
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	19,900	2	—	—	—	—	570,127	—	—	570,129
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	5,518	—	—	—	—	—	362,191	—	—	362,191
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(139,807)	(1,140,502)	139,807	14	—	—	—	—	1,140,488	—	—	1,140,502
Conversion of Class A common stock to Class B common stock in connection with initial public offering	—	—	(19,580)	(2)	19,580	2	—	—	—	—	—	—
Warrants in common stock	—	—	—	—	—	—	—	—	4,501	—	—	4,501
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	13	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	14,474	—	—	14,474
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	9,997	9,997
Net loss	—	—	—	—	—	—	—	—	—	(482,100)	—	(482,100)
Other	—	—	—	3	—	—	—	—	1	—	—	4
Balance at June 30, 2025	—	$—	213,914	$23	19,580	$2	4,960	$(2,877)	$3,998,827	$(1,640,510)	$15,366	$2,370,831
Issuance of common stock upon exercise of stock options	—	—	1,019	—	—	—	—	—	9,512	—	—	9,512
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts and commissions and offering costs	—	—	3,500	—	—	—	—	—	442,968	—	—	442,968
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	822	—	17	—	—	—	(89,921)	—	—	(89,921)
Issuance of common stock in connection with business combinations	—	—	22	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	618	—	(618)	—	—	—	—	—	—	—
Warrants in common stock	—	—	—	—	—	—	—	—	8,231	—	—	8,231
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	275	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	67,977	—	—	67,977
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(627)	(627)
Net income	—	—	—	—	—	—	—	—	—	214,385	—	214,385
Balance at September 30, 2025	—	$—	220,170	$23	18,979	$2	4,960	$(2,877)	$4,437,594	$(1,426,125)	$14,739	$3,023,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (unaudited)

	Temporary Equity		Permanent Equity
(In thousands)	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	139,238	$1,131,260	58,645	$6	—	$—	4,960	$(2,877)	$1,723,020	$(1,385,607)	$4,929	$339,471
Adoption of new accounting standards	—	—	—	—	—	—	—	—	—	6,934	—	6,934
Issuance of common stock upon exercise of stock options	—	—	463	—	—	—	—	—	355	—	—	355
Issuance of common stock in connection with business combinations	—	—	1,444	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	12,808	—	—	12,808
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(44)	(44)
Net income	—	—	—	—	—	—	—	—	—	48,639	—	48,639
Balance at March 31, 2024	139,238	$1,131,260	60,552	$6	—	$—	4,960	$(2,877)	$1,736,183	$(1,330,034)	$4,885	$408,163
Issuance of common stock upon exercise of stock options	—	—	259	—	—	—	—	—	$273	$—	$—	$273
Stock-based compensation	—	—	—	—	—	—	—	—	20,206	—	—	20,206
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(706)	(706)
Net income	—	—	—	—	—	—	—	—	—	32,923	—	32,923
Balance at June 30, 2024	139,238	$1,131,260	60,811	$6	—	$—	4,960	$(2,877)	$1,756,662	$(1,297,111)	$4,179	$460,859
Issuance of common stock upon exercise of stock options	—	—	29	—	—	—	—	—	$65	$—	$—	$65
Vesting of restricted stock units	—	—	1	—	—	—	—	—	—	—	—	—
Issuance of preferred stock for conversion of convertible notes	524	8,505	—	—	—	—	—	—	6,462	—	—	6,462
Stock-based compensation	—	—	—	—	—	—	—	—	16,025	—	—	16,025
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	3,321	3,321
Net income	—	—	—	—	—	—	—	—	—	70,996	—	70,996
Balance at September 30, 2024	139,762	$1,139,765	60,841	$6	—	$—	4,960	$(2,877)	$1,779,214	$(1,226,115)	$7,500	$557,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(202,924)	$152,558
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	51,091	37,347
Accretion of premium on available-for-sale debt securities	—	(2,183)
Realized and unrealized losses (gains) on digital assets	2,002	(3,243)
Change in fair value of convertible debt, warrant liability, and embedded derivatives	113,894	(14,249)
Digital assets received for services	(13,695)	(1,500)
Equity securities received for services	(3,287)	—
Deferred taxes	(2,474)	(3,420)
Realized and unrealized losses (gains) on available-for-sale debt securities and strategic investments	3,167	(2,754)
Stock-based compensation	506,763	38,992
Foreign currency remeasurement	8,026	1,064
Provision for warrants in common stock	13,796	—
Other non-cash items	3,501	1,553
Changes in operating assets and liabilities:
Accounts receivable	(19,225)	515
Prepaid expenses and other current assets	(145,170)	(337)
Accounts payable and accrued expenses	(12,950)	28,285
Other current liabilities	(9,481)	5,569
Net cash provided by operating activities	293,034	238,197
Cash flows from investing activities
Purchase of available-for-sale debt securities	—	(90,321)
Sale and maturities of available-for-sale securities	—	234,609
Business combinations, net of cash acquired	(7,734)	—
Sale and return of investments	885	536
Purchase of investments	(7,695)	(1,279)
Proceeds from sale of digital assets	79	4,629
Capitalization of software development costs	(40,504)	(27,449)
Purchase of long-lived assets	(11,481)	(8,933)
Net cash (used in) provided by investing activities	(66,450)	111,792
Cash flows from financing activities
Net changes in deposits held for stablecoin holders	29,498,718	10,966,892
Proceeds from issuance of common stock in connection with initial public offering and follow-on public offering, net of underwriting discounts and commissions and offering costs	1,013,643	—
Payment of withholding taxes on settlement of restricted stock units	(213,882)	—
Capitalized transaction costs	—	(3,143)
Proceeds from exercise of stock options	16,311	694
Net cash provided by financing activities	30,314,790	10,964,443
Effect of exchange rate changes on cash and cash equivalents, restricted and segregated cash	53,131	393

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Nine Months Ended September 30,
	2025	2024
Unrealized gains (losses) on available-for-sale debt securities classified as cash equivalents, net of tax	—	(90)
Net increase in cash and cash equivalents, restricted and segregated cash	30,594,505	11,314,735
Cash and cash equivalents, restricted and segregated cash at the beginning of the period	44,967,604	24,994,159
Cash and cash equivalents, restricted and segregated cash at the end of the period	$75,562,109	$36,308,894
Cash and cash equivalents, restricted and segregated cash consisted of the following:
Cash and cash equivalents	$1,348,901	$577,277
Restricted cash	3,222	3,579
Cash and cash equivalents segregated for corporate-held stablecoins	837,143	369,797
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,372,843	35,358,241
Total cash and cash equivalents, restricted and segregated cash	$75,562,109	$36,308,894
Supplemental disclosure of cash flow information
Cash paid for income taxes	$13,843	$58,593
Cash paid for interest	$180	$258
Supplemental schedule of non-cash activities
Capitalized stock-based compensation expense related to internally developed software	$77,581	$10,114
Purchases of long-lived assets included in accounts payable and accrued expenses	$(1,927)	$4,197
Non-cash purchase of investments and digital assets	$(4,952)	$(5,903)
Net changes in stablecoins receivable	$6,000	$16,513
Net changes in the purchase and redemption of digital financial assets	$(13,815)	$11,855
Obligations to return digital asset collateral	$—	$(1,905)
Digital assets collateral received	$—	$1,905
Non-cash consideration for business combinations	$89,919	$—
Unrealized (loss) gain on convertible notes - credit risk, net of tax	$(56)	$1,034
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$1,140,502	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of business
Overview of the Business
On July 1, 2024, Circle Internet Financial Limited (“Circle Ireland”) consummated an Irish High Court-approved scheme of arrangement, pursuant to which issued ordinary shares and preferred shares in the capital of Circle Ireland were cancelled and, in connection with such cancellation, Circle Internet Group, Inc. (“Circle Group”), a Delaware corporation, issued equivalent shares of capital stock (in number and class) to the then-shareholders of Circle Ireland. Upon consummation of the scheme of arrangement, Circle Ireland became a wholly-owned subsidiary of Circle Group. The historical basis of accounting was retained as if the entities had always been combined for financial reporting purposes. The unaudited condensed consolidated financial statements include the accounts of Circle Group and its subsidiaries in which we have a controlling financial interest (together, “Circle,” the “Company,” “we,” “us,” or “our”).
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
In connection with the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, effective June 6, 2025 (the “Charter”), which authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of September 30, 2025.
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
Follow-on Public Offering
In August 2025, the Company completed a follow-on public offering of its Class A common stock, in which the Company issued and sold 3.5 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $130.00 per share. This resulted in net proceeds to the Company of $444.8 million after deducting the underwriting discounts and commissions and before deducting offering costs of $1.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the follow-on public offering.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of significant accounting policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our final prospectus, dated June 5, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”) in connection with our IPO.
There have been no changes to our significant accounting policies described in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Prospectus that have had a material impact on our unaudited condensed consolidated financial statements and accompanying notes. All intercompany balances and transactions have been eliminated on consolidation.
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

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash and cash equivalents segregated for the benefit of stablecoin holders and Cash and cash equivalents segregated for corporate-held stablecoins
Cash and cash equivalents segregated for the benefit of stablecoin holders and Cash and cash equivalents segregated for corporate-held stablecoins represent cash and cash equivalents maintained in segregated accounts that are held for the exclusive benefit of customers and stablecoin holders, including stablecoins held by the Company. The Company’s subsidiary holds shares in the Circle Reserve Fund (the “Fund”), a money market fund managed by BlackRock Advisors, LLC. The securities purchased by the Fund are subject to the quality, diversification, and other requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended. Shares of the Fund are only available for purchase by the Company’s subsidiary, which owns all outstanding shares of the Fund.
The Company accounts for the Fund as a financial asset under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the Fund. The shares of the Fund would otherwise be accounted for under the equity method pursuant to ASC 323, Equity Method and Joint Ventures, if the Company had not elected the fair value option. The Company measures fair value at the Fund’s net asset value per share. As of September 30, 2025 and December 31, 2024, balances held in the Fund included in Cash and cash equivalents segregated for the benefit of stablecoin holders were $64.2 billion and $37.5 billion, respectively, and the Fund has maintained a net asset value of $1.00 per share for all periods presented. In connection with the Fund, dividends receivable is included in Prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheets and dividend income is included in Reserve income in the unaudited Condensed Consolidated Statements of Operations.
Digital Assets
The Company receives, purchases, utilizes, and sells digital assets in the ordinary course of business and holds certain digital assets as investments. Digital assets are measured at fair value based on quoted market prices in active markets. If no quoted market price is available, digital assets are measured at fair value using a cost approach or other comparable approach. Changes in fair value of digital assets held in the ordinary course of business are recognized in Digital assets (gains) losses in the unaudited Condensed Consolidated Statements of Operations. Changes in fair value of digital assets held as investments are recognized in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations. Gains and losses upon sale of digital assets are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets. These realized gains and losses on digital assets held in the ordinary course of business are recorded to Digital assets (gains) losses, and realized gains and losses on digital assets held as investments are recorded to Other (expense) income, net.
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
As of September 30, 2025 and December 31, 2024, the Company’s eligible liquid assets, which consist of cash and cash equivalents, were greater than the aggregate amount of custodial funds due to stablecoin holders.

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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes all references to software development project stages under the existing standard and states that an entity is required to start capitalizing software costs when (1) management has authorized and committed to fund the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). The new standard also states that an entity must assess whether significant development uncertainty exists in determining whether it has met the probable-to-complete recognition threshold. ASU 2025-06 is effective for the Company for its fiscal year beginning January 1, 2028 and for interim periods beginning in that year, with early adoption permitted. The guidance allows for prospective, retrospective, or modified prospective adoption. The Company is currently assessing ASU 2025-06 and its impact on its financial statements and disclosures.

3. Acquisitions and divestitures
Hashnote Holdings LLC
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

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of consideration transferred was approximately $100.1 million, subject to customary adjustments, consisting of $10.2 million in cash, including a purchase price adjustment of $0.3 million, and approximately 2.9 million shares of our Class A common stock. The intangible assets acquired consist of developed technology of $1.7 million and customer relationships of $2.8 million and were each assigned useful lives of 2 years. The fair value of the customer relationships were determined using the income approach, and the developed technology was determined using the cost approach. These valuations are considered Level 3 fair value measurements due to the use of unobservable inputs including projected timing and amounts of future revenues, cash flows, discount rates and current replacement costs. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and is attributable to Hashnote’s workforce and the synergies expected to arise from the acquisition. The Company does not expect goodwill to be deductible for income tax purposes.
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
Malachite
In August 2025, the Company acquired Malachite, a core software component that enables blockchain networks to automatically reach agreement on the validity of transactions, from Informal Systems Inc. for total consideration of $15.0 million consisting of $3.0 million in cash and $12.0 million of shares of Class A common stock. The shares of Class A common stock will primarily be paid in three installments over a period of two years and based on the average closing price of the Company’s shares over a period of 20 trading days prior to each payment. Each payment will also be subject to certain customary adjustments. The obligation to deliver a variable number of shares for a predominantly fixed monetary amount represents a liability, and the Company recorded $7.8 million and $4.2 million to Other current liabilities and Other non-current liabilities, respectively. The acquisition was accounted for as an asset acquisition, and substantially all of the fair value of the net assets acquired was attributable to intangible assets which will be amortized over a period of two years once placed in service.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Leases
The Company leases facilities under non-cancelable operating leases. In addition to fixed monthly lease payments, the Company is required to pay operating expenses and real estate taxes for certain of these facilities.
The components of lease cost were as follows (in thousands):

Table 4.1. Lease Cost
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$850	$802	$2,522	$3,028
Short-term lease cost	$168	$305	$500	$788
Supplemental balance sheet information related to leases is as follows (in thousands):

Table 4.2. Details of Lease Right-of-use Assets and Liabilities
	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$14,523	$15,493

Operating lease liabilities - current	2,693	2,637
Operating lease liabilities - non-current	12,347	13,074
Total operating lease liabilities	$15,040	$15,711
Operating lease liabilities are included in Other current liabilities and Other non-current liabilities on the unaudited Condensed Consolidated Balance Sheets, while operating lease right-of-use assets are included in Other non-current assets on the unaudited Condensed Consolidated Balance Sheets.
Weighted-average lease terms and discount rates are as follows:

Table 4.3. Weighted-average Lease Terms and Discount Rates
	September 30, 2025	December 31, 2024
Weighted-average remaining lease term	7.6 years	8.3 years
Weighted-average discount rates	13.4%	12.8%
Maturities of lease liabilities under operating leases are as follows (in thousands):

Table 4.4. Maturities of Lease Liabilities
Years ending December 31,
2025 (remaining 3 months)	$827
2026	3,125
2027	3,178
2028	2,789
2029	3,058
Thereafter	11,944
Total lease payments	24,921
Less: imputed interest	9,881
Total lease liabilities	$15,040

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Intangible assets, net
The useful life of the Company’s finite-lived acquired intangible assets is as follows:

Table 5.1. Acquired Intangible Assets Useful Life
Acquired intangible assets	Useful life (years)
Developed technology	2	~	6
Customer relationships	2
Regulatory licenses	5
Patents and trade name	2	~	17
Intangible assets consists of the following (in thousands):

Table 5.2. Details of Intangible Assets, net
As of September 30, 2025	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$256,300	$(139,852)	$116,448	1.6
Acquired intangible assets	39,854	(11,142)	28,712	3.2
Total amortizing intangible assets	$296,154	$(150,994)	$145,160
Indefinite-lived intangible assets
Acquired intangible assets	266,830	—	266,830
Total intangible assets, net	$562,984	$(150,994)	$411,990

As of December 31, 2024	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$146,579	$(94,646)	$51,933	1.4
Acquired intangible assets	31,373	(18,316)	13,057	5.8
Total amortizing intangible assets	$177,952	$(112,962)	$64,990
Indefinite-lived intangible assets
Acquired intangible assets	266,404	—	266,404
Total intangible assets, net	$444,356	$(112,962)	$331,394

Amortization expense of intangible assets consists of the following (in thousands):

5.3. Details of Amortization Expense of Intangible Assets
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization expense on internally developed software	$20,688	$11,042	$45,092	$30,395
Amortization expense on acquired intangible assets	1,342	1,608	4,025	5,548
Total amortization expense of intangible assets	$22,030	$12,650	$49,117	$35,943

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The expected future amortization expense for amortizing intangible assets is as follows (in thousands):

Table 5.4. Future Amortization Expense of Intangible Assets
Years ending December 31,
2025 (remaining 3 months)	$24,324
2026	81,626
2027	35,346
2028	1,774
2029	384
Thereafter	1,706
Total amortization expense	$145,160
6. Fixed assets, net
The following table presents our major categories of fixed assets, net (in thousands):

Table 6.1. Details of Fixed Assets, net
	September 30, 2025	December 31, 2024
Computers & equipment	$5,542	$4,920
Leasehold improvements	20,115	739
Construction in progress	—	16,204
Other	4,107	1,600
Total fixed assets	29,764	23,463
Less: accumulated depreciation and amortization	(6,278)	(4,781)
Total fixed assets, net	$23,486	$18,682
Depreciation expense was $1.0 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively, which is included within Depreciation and amortization expense on the unaudited Condensed Consolidated Statements of Operations.
7. Digital assets
The composition of digital assets included the following (in thousands, except quantity):

Table 7.1. Details of Digital Assets
	September 30, 2025			December 31, 2024
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Sui	3,701,242	$8,271	$12,087	2,304,672	$2,385	$9,483
Bitcoin	74	2,228	8,376	73	2,113	6,781
Ether	1,744	4,520	7,239	1,746	4,455	5,815
Other digital assets (1)	n.m.	27,046	23,848	n.m.	10,805	9,251
Total digital assets		$42,065	$51,550		$19,758	$31,330
(1) Includes other digital asset balances, none of which individually represented more than 10% of the fair value of the total digital assets.
n.m.= not meaningful
As of September 30, 2025, there are certain digital assets with a total fair value of $3.6 million subject to various time-based contractual sale restrictions ranging from October 2025 until March 2029.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Digital assets (gains) losses consists of the following (in thousands):

Table 7.2. Digital Assets (gains) losses
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(Gains)/losses on disposals of digital assets	$(24)	$11	$(54)	$(2,877)
(Gains)/losses on changes in fair value of embedded derivatives	—	—	—	1,629
Unrealized (gains)/losses on changes in fair value of digital assets	(1,647)	1,274	$3,960	1,089
Total	$(1,671)	$1,285	$3,906	$(159)
Refer to Note 12 for gains and losses on digital assets held for investments.
8. Investments
Strategic investments
The Company holds strategic investments in privately held companies as a part of the Company’s strategy to build partnerships across the digital asset ecosystem. The Company also receives certain equity instruments as consideration for services. The Company does not have the ability to exercise significant influence over operating and financial policies of these investments. The carrying amount of these investments was $81.8 million and $84.1 million as of September 30, 2025 and December 31, 2024, respectively, which are included in Investments on the unaudited Condensed Consolidated Balance Sheets. The Company primarily records these investments at cost adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment, referred to as the measurement alternative.
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
The changes in the carrying value of equity investments carried under the measurement alternative along with investments in limited partnerships and certain forward contracts to purchase a specified quantity of equity shares in private companies are presented below (in thousands):

Table 8.1. Changes in the Carrying Value of Equity Investments under Measurement Alternative
Balance as of December 31, 2024	$68,229
Net investments and returns in privately held companies	10,348
Upward adjustments	1,789
Downward adjustments	(4,740)
Realized gains (losses) and impairments	(692)
Balance as of September 30, 2025 (1)	$74,934
(1)Excludes $6.9 million of strategic investments not accounted for under the measurement alternative as of September 30, 2025.

Balance as of December 31, 2023	$66,008
Net investments and returns in privately held companies	1,283
Upward adjustments	4,805
Downward adjustments	(1,264)
Realized gains (losses) and impairments	(971)
Balance as of September 30, 2024 (1)	$69,861
(1) Excludes $11.4 million of strategic investments not accounted for under the measurement alternative as of September 30, 2024.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value of the Company’s derivatives and embedded derivatives are as follows (in thousands):

Table 9.1. Fair Value of Derivative and Embedded Derivative Assets and Liabilities
	September 30, 2025	December 31, 2024
Investments - embedded derivatives	$2,396	$8,982
Investments - derivatives	$142	$350
Accounts receivable, net - embedded derivatives	$(548)	$—
The following table summarizes notional amounts related to derivatives and embedded derivatives (in thousands):

Table 9.2. Notional Amounts of Derivative and Embedded Derivative Assets and Liabilities
	September 30, 2025	December 31, 2024
Investments - embedded derivatives	$1,199	$791
Investments - derivatives	$625	$384
Accounts receivable, net - embedded derivatives	$1,335	$—
Gains (losses) on derivatives and embedded derivatives are as follows (in thousands):

Table 9.3. Gains (losses) on Derivatives and Embedded Derivatives
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Obligation to return digital asset collateral - embedded derivatives (1)	$—	$—	$—	$1,629
Accounts receivable, net - embedded derivatives (2)	$(1,178)	$—	$(2,562)	$—
Investments - derivatives and embedded derivatives (2)	$138	$2,656	$(3,993)	$2,992
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

Table 10.1. Fair Value Hierarchy
(in thousands)	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$65,143,457	$—	$—	$37,841,697	$—	$—
Digital assets	46,990	—	4,560	31,330	—	—
Digital financial assets	537	—	—	14,328	—	—
Investments - derivatives and embedded derivatives (2)(3)	—	2,538	—	—	9,332	—
Accounts receivable, net - embedded derivatives (4)	—	(548)	—	—	—	—
Total assets	$65,190,984	$1,990	$4,560	$37,887,355	$9,332	$—
Liabilities
Convertible debt, net of debt discount	$—	$—	$149,094	$—	$—	$40,717
Warrant liability	—	—	—	—	—	1,591
Total liabilities	$—	$—	$149,094	$—	$—	$42,308
(1) Included $64.2 billion and $37.5 billion of Circle Reserve Fund as of September 30, 2025 and December 31, 2024, respectively.
(2) The fair value measurement is based on the quoted market price of the underlying digital asset.
(3) Excluded the host contract balance of $1.2 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively.
(4) Excluded the host contract balance of $1.3 million as of September 30, 2025.
As of September 30, 2025, certain digital assets related to the blockchain rewards revenue earned during the three and nine months ended September 30, 2025 were classified as Level 3 within the fair value hierarchy due to the absence of quoted market prices, inherent lack of liquidity, and unobservable inputs.

Warrant liability
The Company had issued warrants convertible into Series E preferred stock at a price of $16.23 per share. The warrants were classified as a non-current liability and were fair valued using a probability weighted model based on the fair value of the Company’s common stock at the balance sheet date. The Company revalued the warrants at each reporting period and recorded the change in fair value in the unaudited Condensed Consolidated Statements of Operations. On February 20, 2025, the Company issued an aggregate of 45 thousand shares of Series E preferred stock to the warrant holders upon the cashless exercise of those warrants which were subsequently converted one-for-one to Class A common stock upon completion of the IPO. The changes in carrying value of warrant liability are reflected in the following tables (in thousands):

Table 10.2. Changes in Carrying Value of Warrant Liability
Balance as of December 31, 2024	$1,591
Warrants exercised	(1,591)
Balance as of September 30, 2025	$—

Balance as of December 31, 2023	$1,642
Fair value adjustment	(719)
Balance as of September 30, 2024	$923

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Convertible debt, net of debt discount
On March 1, 2019, the Company issued a convertible note in connection with an acquisition. The note had an original par value of $24.0 million, a 2.9% interest rate, and matures on March 1, 2026. The note was convertible into Series E preferred stock prior to the IPO, and is convertible into Class A common stock after the IPO. The Company elected the fair value option for recording this note. We measured the fair value of our convertible debt using the probability weighted “as converted” model. The change in fair value of the note is recorded in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations. The changes in carrying value of convertible debt, net of debt discount are reflected in the following tables (in thousands):

Table 10.3. Changes in Carrying Value of Convertible Debt
Balance as of December 31, 2024	$40,717
Net discount on convertible notes	642
Capitalized interest	334
Fair value adjustment	107,338
Fair value adjustment – credit risk	63
Balance as of September 30, 2025	$149,094

Balance as of December 31, 2023	$58,487
Net discount on convertible notes	857
Capitalized interest	479
Fair value adjustment	(12,167)
Fair value adjustment – credit risk	(1,034)
Conversion of convertible notes	(14,788)
Balance as of September 30, 2024	$31,834
The following significant unobservable inputs were used in the valuation:

Table 10.4. Significant Unobservable Inputs
	September 30, 2025	December 31, 2024
Discount rate	7.5%	7.5%
Volatility	52.8%	65.0%
Risk-free rate	3.9%	4.1%
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

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Revenue recognition
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue by major product and service (in thousands):

Table 11.1. Revenue by Product and Service
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Reserve income	$711,241	$445,215	$1,903,426	$1,228,117
Other revenue
Subscription and services	23,594	5	60,089	6,006
Transaction revenue	4,664	151	12,115	795
Other	260	391	780	5,968
Total other revenue	28,518	547	72,984	12,769
Total revenue and reserve income	$739,759	$445,762	$1,976,410	$1,240,886
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
Transaction revenue is generated from usage-based, volume-based, or event-driven transactions. This includes fees associated with the redemption of Circle stablecoins and USYC, blockchain rewards revenue and use of Circle infrastructure in facilitating digital asset transactions (including CCTP). Transaction revenue contracts constitute a series of distinct processing services that the Company stands ready to provide to the customers over the contract period and services performed for participation in blockchain networks. The transaction price for these services is variable based on the number or volume of transactions processed, and consideration is allocated to the distinct service that forms part of its single performance obligation to provide such services. Revenue is recognized at the point in time as the performance obligation is met. The Company incurs expenses to assist in fulfilling obligations to process transactions. The Company acts as the principal in providing services to customers and, therefore, recognizes associated revenue and expenses on a gross basis.
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

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue are reflected in the following table (in thousands):

Table 11.2. Changes in Deferred Revenue
Balance at December 31, 2024	$13,390
Deferred revenue billed in the current period, net of recognition	5,961
Revenue recognized that was included in the beginning period	(13,390)
Balance at September 30, 2025	$5,961

Balance at December 31, 2023	$2,499
Deferred revenue billed in the current period, net of recognition	8,068
Revenue recognized that was included in the beginning period	(2,499)
Balance at September 30, 2024	$8,068

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Other (expense) income, net
The following table presents our major categories of Other (expense) income, net (in thousands):

Table 12.1 Other (expense) income, net
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gains (losses) on digital assets and other investments, net	$1,767	$1,341	$(1,263)	$4,229
Interest income on corporate balances	13,453	9,253	31,370	26,066
Changes in fair value of convertible debt, warrant liability, and embedded derivatives	56,212	12,369	(113,894)	15,878
Interest expense and amortization of discount	(354)	(548)	(1,033)	(1,549)
Other, net	993	(50)	(6,633)	219
Total other (expense) income, net	$72,071	$22,365	$(91,453)	$44,843
13. Income taxes
For the three months ended September 30, 2025 and 2024, the Company recorded consolidated income tax benefit from continuing operations of $61.3 million and income tax expense of $15.2 million, which represent effective tax rates of (39.8)% and 17.5%, respectively.
For the nine months ended September 30, 2025 and 2024, the Company recorded consolidated income tax benefit from continuing operations of $40.2 million and income tax expense of $58.6 million, which represent effective tax rates of 16.6% and 27.7%, respectively.
The Company’s income tax expense and effective tax rate can fluctuate period to period based on the levels of net income before income taxes, the mix of profits earned in various tax jurisdictions with differing statutory tax rates, the magnitude of non-deductible items and tax credits, changes in valuation allowances, and the impact of discrete items.
The income tax benefit for the three and nine months ended September 30, 2025, primarily reflects tax benefits from stock-based compensation, research and development (“R&D”) tax credits, and the impact of recently enacted U.S. tax legislation.
During the second quarter of 2025, the Company recognized significant deductions related to the vesting of awards in connection with its IPO. In the third quarter of 2025, the vesting of additional stock-based awards at market prices resulted in incremental tax deductions and additional R&D tax credits. These items collectively reduced the Company’s income tax expense for the period.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant changes to U.S. tax law, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation, the immediate expensing of domestic R&D costs, and the limitation on the deductibility of business interest expense. The Company evaluated the income tax effects of the OBBBA on its unaudited condensed consolidated financial statements and recognized an income tax benefit of approximately $29.6 million in the three months ended September 30, 2025. The benefit primarily relates to current-period deductions arising from the immediate expensing of domestic R&D costs.
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

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Convertible debt, net of debt discount
In March 2019, the Company issued a convertible promissory note in connection with an acquisition. Pursuant to the note agreement, the Company agrees to pay the holders the principal amount together with any interest on the unpaid principal balance for the note beginning on the date of the agreement. The note had an original principal amount of $24.0 million and was convertible into Series E preferred stock subject to the conversion provisions in the agreement. In September 2024, certain holders of the Company’s note converted their principal balance of $8.3 million into 524 thousand shares of Series E preferred stock at a conversion rate of $16.23 per share. Subsequent to the IPO, the remaining note is convertible into Class A common stock at a conversion rate of $16.23. The note matures on March 1, 2026, unless earlier converted, and has an annual interest rate of 2.9% due annually in arrears on the last day of each calendar year.
The Company has elected the fair value option for recording its convertible notes on the unaudited Condensed Consolidated Balance Sheets, which are recorded at a net discount on acquisition date. The fair value of outstanding convertible notes was $149.1 million and $40.7 million as of September 30, 2025 and December 31, 2024, respectively, and are reflected as Convertible debt, net of debt discount on the unaudited Condensed Consolidated Balance Sheets. The debt discount is amortized and included in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations. The change in fair value of the convertible notes is included in Other (expense) income, net in the unaudited Condensed Consolidated Statements of Operations.
15. Stockholders’ equity
Common Stock
In June 2025, the Company completed its IPO, in which the Company issued and sold 19.9 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $31.00 per share.
In August 2025, the Company completed a follow-on public offering of its Class A common stock, in which the Company issued and sold 3.5 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $130.00 per share.
The Charter authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of September 30, 2025.
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
The holders of Circle’s Class A common stock are entitled to one vote for each share of common stock held. The holders of Circle’s Class B common stock are entitled to five votes for each share of common stock held (but the aggregate voting power of Class B common stock cannot exceed 30% of the total voting power of our capital stock). The holders of Circle’s Class C common stock are not entitled to vote except to the extent set forth in our Charter or as required by applicable law. The voting, dividend and liquidation rights of the holders of our common stock are subject to and qualified by the rights, powers, and preferences of the holders of the Preferred Stock as detailed in the Charter.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2025 and December 31, 2024, the Company has the following number of common shares reserved (in thousands):

Table 15.1. Details of Common Shares Reserved
	September 30, 2025	December 31, 2024
Conversion of Series A redeemable convertible preferred stock	—	33,621
Conversion of Series B redeemable convertible preferred stock	—	17,586
Conversion of Series C redeemable convertible preferred stock	—	18,445
Conversion of Series D redeemable convertible preferred stock	—	23,203
Conversion of Series E redeemable convertible preferred stock	—	37,391
Conversion of Series F redeemable convertible preferred stock	—	9,516
Common stock issuable in connection with business combinations	1,744	548
Common stock issuable under stock award plan	35,413	42,694
Common stock available for future issuance under stock award plan	31,348	9,649
Total	68,505	192,653
Warrants
In April 2023, the Company entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. The fair value of the warrants, approximately $80.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of ten years, a dividend yield of zero, volatility of 44%, and a risk-free rate of 3.45%. The warrants will be expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, 3.4 million of these warrants have expired and none of the common shares associated with the remaining warrants have been exercised or forfeited.
In August 2023, the Company entered into an agreement with a digital asset exchange to grant warrants to purchase up to 3.6 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $25.09 per share. They expire five years from the grant date and the vesting of the warrants is subject to a performance condition. The fair value of the warrants, approximately $43.9 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of five years, a dividend yield of zero, volatility of 51%, and a risk-free rate of 4.38%. The warrants will be expensed over the requisite service period if and when the achievement of the performance condition is probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three and nine months ended September 30, 2025 and 2024. None of the common shares associated with these warrants have been exercised, forfeited or expired.
In December 2024, the Company entered into an agreement with a commercial counterparty which included the issuance of warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants vest based upon the achievement of certain performance conditions for the benefit of the Company. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The warrants are subject to certain performance conditions to be achieved within a three-year period. The fair value of the warrants, approximately $56.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of six years, a dividend yield of zero, volatility of 53%, and a risk-free rate of 4.43%. The warrants are expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There were $8.2 million and $13.8 million distribution and transaction costs related to the warrants for the three and nine months ended September 30, 2025. None of the common shares associated with these warrants have been exercised, forfeited or expired.

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
In August 2025, the Company’s board of directors approved the transfer of 10% of the reserved shares to the Circle Foundation, following the expiration of the Company’s lock-up.
16. Redeemable convertible preferred stock
In connection with the IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our Class A common stock on a one-to-one basis and their carrying value of $1.1 billion was reclassified into stockholders’ equity. As such, there were no shares of redeemable convertible preferred stock issued and outstanding as of September 30, 2025.
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
17. Stock-based compensation

Stock-based compensation expense was $59.1 million and $12.8 million for the three months ended September 30, 2025 and 2024, respectively, and $506.8 million and $39.0 million for the nine months ended September 30, 2025 and 2024, respectively. The capitalized stock-based compensation expense related to internally developed software was $9.2 million and $3.2 million for the three months ended September 30, 2025 and 2024, and $77.6 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Stock options
Granted stock options generally have 10 year terms and have vesting periods ranging from 12 months to 48 months.
A summary of outstanding stock options activities for the nine months ended September 30, 2025 is presented as below:

Table 17.1. Summary of Outstanding Stock Options Activities
	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	22,751	$8.48	5.5	$522,900
Options granted	103	$131.98
Options exercised	(2,974)	$5.49
Options forfeited	(95)	$20.50
Balance as of September 30, 2025	19,785	$9.51	4.4	$2,434,911
Exercisable at September 30, 2025	18,845	$8.02	4.2	$2,347,414

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of outstanding unvested stock options activities for the nine months ended September 30, 2025 is presented as below:

Table 17.2. Summary of Outstanding Unvested Stock Options Activities
	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance as of December 31, 2024	2,115	$23.81
Options granted	103	$131.98
Options vested	(1,268)	$20.96
Options forfeited	(10)	$16.27
Balance as of September 30, 2025	940	$39.52
As of September 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $16.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
Prior to the IPO, we had not recognized stock-based compensation expense related to certain RSU awards as the qualifying liquidity-event related performance condition had not yet occurred and was not considered probable of occurring. As the performance condition related to these awards was met upon the commencement of trading of the Company’s Class A common stock on the NYSE, the Company recognized stock-based compensation expense of $423.8 million, net of $62.7 million of capitalized costs related to internally developed software, associated with the vesting of RSUs for which the service-based condition have also been met. Stock-based compensation expense related to remaining service-based awards after the IPO is recorded over the remaining requisite service period.
A summary of RSUs activities for the nine months ended September 30, 2025 is as follows:

17.3. Summary of Restricted Stock Units Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	19,943	$30.85
RSUs granted	7,591	$36.98
RSUs vested	(10,936)	$32.92
RSUs forfeited	(970)	$13.36
Balance as of September 30, 2025	15,628	$32.58
As of September 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $306.2 million, which is expected to be recognized over a weighted-average period of 3.2 years.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Shares issued for business combinations
The Company has issued the following stock-based payments subject to forfeiture based on certain service conditions in connection with its acquisitions. These shares were issued to the employees of the acquired businesses and are valued based on the fair value of the Company’s common shares at the acquisition date. The Company records stock-based compensation expenses over the requisite service period, with an increase to additional paid-in capital. The shares issued for business combinations are subject to forfeiture based on service conditions through various dates over a four year period from their respective acquisition dates.

17.4. Summary of Shares Issued for Business Combinations Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	548	$47.82
Shares issued	1,473	$31.16
Shares vested	(271)	$47.82
Shares forfeited	(6)	$47.82
Balance as of September 30, 2025	1,744	$33.75
For the three and nine months ended September 30, 2025, post-combination stock-based compensation cost included in the stock-based compensation expense was $6.1 million and $21.4 million, respectively. For the three and nine months ended September 30, 2024, post-combination stock-based compensation cost included in the stock-based compensation expense was $6.0 million and $26.2 million, respectively. As of September 30, 2025, unrecognized stock-based compensation cost related to outstanding unvested shares and warrants issued for business combinations that are expected to vest was $42.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
18. Earnings (loss) per share
The computation of earnings (loss) per share is as follows (in thousands, except per share amounts):

Table 18.1. Earnings (loss) per share
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$214,385	$70,996	$(202,924)	$152,558
Less: Dividend preference on preferred shares	—	(70,996)	—	(91,044)
Less: Undistributed earnings allocated to preferred shares	—	—	—	(44,300)
Net income (loss) available to common stockholders - basic	$214,385	$—	$(202,924)	$17,214

Net income (loss)	$214,385	$70,996	$(202,924)	$152,558
Less: Changes in fair value of convertible debt and warrant liability	(44,788)	(7,933)	—	(8,986)
Less: Dividend preference on preferred shares	—	(63,063)	—	(90,363)
Less: Undistributed earnings allocated to preferred shares	—	—	—	(34,903)
Net income (loss) available to common stockholders - diluted	$169,597	$—	$(202,924)	$18,306

Weighted-average common shares – basic	229,895	54,553	132,422	54,309
Add: Weighted-average effect of dilutive securities	36,787	18,572	—	18,717
Weighted-average common shares – diluted	266,682	73,125	132,422	73,026

Earnings (loss) per common share:
Basic	$0.93	$0.00	$(1.53)	$0.32
Diluted	$0.64	$0.00	$(1.53)	$0.25
The outstanding securities that were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

Table 18.2. Potentially Dilutive Securities
	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock	—	139,761	—	139,761
Stock options and RSUs	104	—	35,413	—
Common stock in connection with business combinations	—	273	1,800	273
Convertible debt, net of debt discount	—	—	1,125	—
Warrants	—	—	1,248	—
Total	104	140,034	39,586	140,034

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
19. Accumulated other comprehensive income
Following is a summary of the changes in each component of accumulated other comprehensive income (in thousands):

Table 19.1. Accumulated Other Comprehensive Income
	Three Months Ended September 30,
	2025	2024
Beginning balance	$15,366	$4,179
Pre-tax change – Foreign currency translation adjustment	(642)	2,210
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	15	943
Pre-tax change – Unrealized gain (loss) on available-for-sale securities	—	168
Tax effect	—	—
Total accumulated other comprehensive income, net of tax	$14,739	$7,500

Table 19.2. Accumulated Other Comprehensive Income
	Nine Months Ended September 30,
	2025	2024
Beginning balance	$3,644	$4,929
Pre-tax change – Foreign currency translation adjustment	11,151	1,602
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	(63)	1,034
Pre-tax change – Unrealized gain (loss) on available-for-sale securities	—	(65)
Tax effect	7	—
Total accumulated other comprehensive income, net of tax	$14,739	$7,500
20. Prepaid expenses and other current assets
Prepaid expenses and other current assets includes the following (in thousands):

Table 20.1 Details of Prepaid Expenses and Other Current Assets
	September 30, 2025	December 31, 2024
Reserve income receivable	$221,529	$138,889
Prepaid expenses	21,006	15,602
Deferred offering costs	—	4,235
Digital financial assets	537	14,328
Income tax receivable	68,411	8,507
Other	9,860	5,967
Total prepaid expenses and other current assets	$321,343	$187,528

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
21. Accounts payable and accrued expenses
Accounts payable and accrued expenses includes the following (in thousands):

Table 21.1 Details of Accounts Payable and Accrued Expenses
	September 30, 2025	December 31, 2024
Accrued distribution costs	$127,103	$83,318
Stablecoin redemptions in transit	34,788	118,074
Accrued expenses	87,895	70,314
Accounts payable	1,104	5,505
Income taxes payable	1,128	678
Other payables	16,937	9,118
Total accounts payable and accrued expenses	$268,955	$287,007
22. Commitments and contingencies

Legal matters
The Company is subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business. The Company is also subject to regulatory oversight by numerous regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the unaudited condensed consolidated financial statements.
The Company is in a dispute with a financial advisor regarding advisory fees related to engagement letters between the parties. In 2022, the Company’s Board of Directors passed resolutions terminating the engagement letters. The financial advisor has subsequently asserted that the terminations of the engagement letters are ineffective and has demanded fees and interest for various transactions. The Company believes it has properly and effectively terminated the engagement letters with the financial advisor, and strenuously disputes the financial advisor’s demand for any fees in connection with the transactions, which have all been conducted without the financial advisor’s assistance. On May 28, 2024, the financial advisor filed a lawsuit regarding the dispute. The Company does not believe that the outcome of the dispute at this point can be reasonably quantified or estimated.
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
23. Subsequent events
In October 2025, certain holders of the Company’s convertible notes converted their principal and accrued interest balance of $11.0 million into approximately 675 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in October 2025 was approximately $88.8 million, substantially all of which was recorded to additional paid-in capital upon conversion.

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
Circle’s innovative products reach tens of millions of end-users, power thousands of businesses, and, as of September 30, 2025, USDC has been used for over $41.4 trillion in onchain transactions. While we have made strong progress in our pursuit of our mission and vision over the past decade, we believe the internet financial system is in its infancy with decades of growth and innovation ahead.
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
The way that we monetize our network has shifted over time, and continues to evolve. Our key product offerings are as follows:

Circle Stablecoins
Core to our network are USDC and EURC, our regulated U.S. dollar- and euro-denominated stablecoins. We launched USDC in 2018, which is the world’s largest regulated payment stablecoin as measured by the amount of stablecoins in circulation. USDC makes the dollar digitally available via the internet, taking advantage of the internet’s capabilities, transparency, speed, and efficiency. In June 2022, we launched EURC utilizing the same underlying infrastructure. In July 2024, Circle Internet Financial Europe SAS achieved compliance with Markets in Crypto-Assets Regulation (MiCAR), a comprehensive European Union law that establishes a harmonized framework for crypto assets and related services across its member states.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
USDC in circulation, beginning of period	$61,333	$32,241	$43,857	$24,412
USDC minted	79,680	34,963	175,076	101,949
USDC redeemed	(67,264)	(31,735)	(145,184)	(90,892)
Net increase in USDC in circulation	12,416	3,228	29,892	11,057
USDC in circulation, end of period	$73,749	$35,469	$73,749	$35,469

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
Circle earns reserve income on the reserve assets backing USDC in circulation, historically at interest rates close to the prevailing SOFR during the applicable periods. We term the rate of return generated on assets held in reserve as the “reserve return rate”. See “—Key operating and financial indicators” for the calculation of reserve return rate. The reserve income that we generate is a function of USDC in circulation over a given period and the reserve return rate. Reserve income was 96.1% and 96.3% of Circle’s total revenue in the three and nine months ended September 30, 2025, respectively. Reserve income was 99.9% and 99.0% of Circle’s total revenue in the three and nine months ended September 30, 2024, respectively.

Reserve Return Rate
(in percentages)	Reserve Return Rate	Quarterly Avg. SOFR	Quarterly Avg. 3Mo T-Bill
1Q24	5.13	5.31	5.23
2Q24	5.17	5.32	5.25
3Q24	5.11	5.28	5.00
4Q24	4.49	4.68	4.40
1Q25	4.16	4.33	4.21
2Q25	4.14	4.32	4.23
3Q25	4.15	4.33	4.10

Other products
In addition to Circle stablecoins, we continue to expand product offerings that benefit from and support the growth of the Circle stablecoin network. Our other products contributed between 0.1% and 3.9% of Circle’s total revenue in both the three and nine months ended September 30, 2025 and 2024, respectively. We believe these and other new product offerings will contribute to the growth of the Circle stablecoin network, and over time drive a flywheel of growth that has been the hallmark of successful internet-driven networks. We also expect growth in our network to drive increases in USDC in circulation and thereby drive our reserve income. We anticipate growing these offerings in the coming years, diversifying our revenue profile. These offerings include:
Arc
Arc is an open Layer-1 blockchain purpose-built to unite programmable money and onchain innovation with real-world economic activity. Arc is designed for compatibility to multiple forms of digital money and tokenized value and will provide stablecoin issuers and builders with a robust environment to launch, collaborate, and scale.
Circle Payments Network
Circle Payments Network (CPN) is an innovative platform for financial institutions to use stablecoins for payments. CPN connects financial institutions to enable faster, lower-cost, and more transparent, real-time cross-border payments using USDC, EURC, and other regulated payment stablecoins.
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
Discontinued products
As we continue to focus on our core strategy of growing the Circle stablecoin network, we have discontinued certain products that we deemed as non-core to our business. Together, these products contributed less than 1% of total revenue in both the three and nine months ended September 30, 2025 and 2024, and we do not anticipate them to impact our future financial or operating performance.
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
Adoption of stablecoins as the core means of value exchange within the internet financial system
We believe stablecoins are the core facilitator of value exchange in the internet financial system. As of September 30, 2025, there were approximately $253.9 billion of U.S. dollar fiat-backed stablecoins with circulation above $100 million, according to CoinMarketCap, representing a 59% growth from September 30, 2024. We believe that we are poised to lead the way in driving the growth of stablecoins, with our trusted brand, regulation-first posture, robust scalable infrastructure, institutional-grade safety and soundness, and $73.7 billion of USDC in circulation across 6.3 million MeWs as of September 30, 2025. We stand to benefit as the adoption of stablecoins and the internet financial system increase, due not only to the growth in circulation of Circle stablecoins but also due to the Circle stablecoin network that we have developed. The following chart provides an overview of MeWs at quarter end for the periods presented.

MeWs
(in thousands)	MeWs
3Q24	3,578
4Q24	4,264
1Q25	4,883
2Q25	5,660
3Q25	6,336

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
Strategic partnerships fostering the Circle stablecoin network
Another core facet of our strategy is to complement our products and services with enterprise-level strategic commercial partnerships, with the goal of driving growth in the distribution and adoption of Circle stablecoins. Through these partnerships, we enable companies to offer internet-native financial services to their own customers, to the benefit of our overall network. In addition to our international partnerships with major consumer and technology brands, we partnered with Visa to enable the use of USDC within its payments network, and with MoneyGram to support the use of USDC for global remittances on the Stellar blockchain, among others. These partnerships are still in early stages, but we expect that they will contribute meaningfully to our operating and financial performance over time. We have also partnered with Coinbase to provide seamless access within its platform to convert between fiat currency and USDC and with Binance to make USDC more extensively available across its full suite of products and services and adopt USDC as a dollar stablecoin for its corporate treasury. We plan to continue to enter into strategic partnerships like these to expand our product offerings and amplify the network effect inherent in our business. In addition, we may enter into such arrangements where we incentivize the use of USDC and participate in the ecosystem. We believe each of these partnerships helps to foster broader access to Circle stablecoins and the internet financial system. These partnerships enable awareness and access of the Circle stablecoin network by new end-users who may otherwise not directly be reached, while benefiting existing end-users by expanding the opportunities for internet-based commerce. We expect these partnerships will drive greater circulation, adoption, and use of Circle stablecoins over time.
Growth in new products and services
We believe we have a sizable opportunity to grow our business through the introduction of new products and services. Our blockchain infrastructure and Developer Services provide platforms upon which third-party software developers can build and create their own products and financial applications. For example, we launched our CCTP V1 offering in early 2023 and have already seen significant growth. In early 2025, we launched CCTP V2, a fast version of CCTP that accrues revenue when a customer elects the fast transfer feature. As of September 30, 2025, CCTP V1 and CCTP V2 enabled 380 routes and handled approximately $88.8 billion in transfers. In the third quarter of 2025, CCTP represented nearly 50% of all bridged volume of all assets across major bridge providers. In April 2025, we announced the Circle Payments Network (CPN) to connect financial institutions – banks, neo-banks, payment service providers, virtual asset service providers and digital wallets – and enable real-time settlement of cross-border payments using regulated stablecoins. In August 2025, we introduced Arc, a new open Layer-1 blockchain engineered for enterprise adoption. We continue to develop our blockchain infrastructure and Developer Services products, facilitating the development of new third-party products for the internet financial system, which we expect will in turn increase demand for Circle stablecoins and serve as a critical driver to the growth of our network. We anticipate that the products developed on our platform will drive new sources of revenue, including network service fees and additional Developer Services fees.

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
Distribution costs
Our distribution costs have a meaningful impact on our financial performance. Prior to August 2023, distribution costs were primarily a function of (i) the amount of USDC distributed by Circle and Coinbase and (ii) the amount of USDC held on each respective party’s platform. Specifically, we shared any revenue generated from USDC reserves pro rata based on the amount of USDC distributed by each respective party and the amount of USDC held on each respective party’s platform in relation to the total amount of USDC in circulation. In August 2023, we and Coinbase entered into a Collaboration Agreement, under which we make payments to Coinbase for its role in the distribution of USDC and growth in the USDC ecosystem. These payments are determined based on the daily income generated from the reserves backing USDC, less the management fees charged by non-affiliated third parties for managing such reserves (such as asset management and custody fees) and certain other expenses, which is referred to as the “payment base.” From this payment base, (i) we retain a portion ranging from an annualized low-double-digit basis point to high tenth of a basis point based on the amount of USDC in circulation on such day, in consideration of our role as stablecoin issuer and which is designed to partially reimburse us for indirect costs of issuing stablecoins and the management of the associated reserves, such as maintaining our accounting, treasury, regulatory, and compliance functions (the “issuer retention”), (ii) we and Coinbase each receive an amount equal to the remaining payment base multiplied by the percentage of such stablecoin that is held in the applicable party’s custodial products or managed wallet services at the end of such day, and (iii) after deducting amounts payable to other approved participants in the USDC ecosystem, Coinbase receives 50% of the remaining payment base. As a result, the greater the proportion of USDC in circulation held on Coinbase’s platform, the greater the proportion of reserve income payable to Coinbase. Conversely, the greater the proportion of USDC in circulation held on our platform or held outside of Circle and Coinbase platforms, the smaller the proportion of reserve income payable to Coinbase. As a result, distribution costs are impacted by the actions and policies of Coinbase and their effects on the amount of USDC in circulation held on Coinbase’s platform, which we do not control or oversee. As of September 30, 2025 and 2024, the percentage of USDC in circulation held on Circle’s platform was approximately 14% and 2%, respectively; based on information provided to us by Coinbase, the percentage of USDC in circulation held on Coinbase’s platform was approximately 24% and 23%, respectively; and the percentage of USDC in circulation held outside Circle’s and Coinbase’s platforms was approximately 62% and 75%, respectively.
For the nine months ended September 30, 2025 and 2024, the daily weighted-average percentage of USDC in circulation held on Circle’s platform was approximately 9% and 2%, respectively; based on information provided to us by Coinbase, the daily weighted-average percentage of USDC in circulation held on Coinbase’s platform was approximately 22% and 17%, respectively; and the daily weighted-average percentage of USDC in circulation held outside Circle’s and Coinbase’s platforms was approximately 69% and 81%, respectively. In addition, we and Coinbase may agree to pay a portion of the residual payment base to approved participants to incentivize the circulation of stablecoins, which may impact our distribution costs. We have added and expect to continue to add additional distributors in the future and anticipate that such distribution contracts may have different commercial terms depending on negotiations with our distributors and the circumstances in our evolving industry.
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
Significant Transactions
Initial Public Offering
In June 2025, the Company completed its IPO, in which the Company issued and sold 19.9 million shares of its Class A common stock at a public offering price of $31.00 per share, which resulted in net proceeds to the Company of $583.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $12.8 million.
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
Follow-on Public Offering
In August 2025, the Company completed a follow-on public offering of its Class A common stock, in which the Company issued and sold 3.5 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $130.00 per share. This resulted in net proceeds to the Company of $444.8 million after deducting the underwriting discounts and commissions and before deducting offering costs of $1.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the follow-on public offering.
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
Key Operating and Financial Indicators
We regularly review several key operating and non-GAAP financial indicators to evaluate our performance and trends and inform management’s budgets, financial projections, and strategic decisions. The following table presents our key operating and financial indicators, as well as the relevant GAAP measures, for the periods indicated:
CCTP

(in millions, except reserve return rate, daily weighted-average percentage of USDC on platform and stablecoin market share)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Key operating data:
USDC in circulation, end of period	$73,749	$35,469	$73,749	$35,469
Average USDC in circulation	$67,842	$34,475	$61,069	$31,757
Reserve return rate	4.2%	5.1%	4.2%	5.1%
USDC on platform, end of period	$10,234	$743	$10,234	$743
Daily weighted-average percentage of USDC on platform	13.5%	1.8%	8.9%	2.1%
USDC minted	$79,680	$34,963	$175,076	$101,949
USDC redeemed	$67,264	$31,735	$145,184	$90,892
Stablecoin market share, end of period	29%	23%	29%	23%
Meaningful Wallets, end of period	6.34	3.58	6.34	3.58
GAAP financial data:
Total revenue and reserve income	$740	$446	$1,976	$1,241
Net income (loss) from continuing operations	$214	$71	$(203)	$153
Non-GAAP financial data:
Adjusted EBITDA (1)	$166	$93	$415	$252

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
•“access denied tokens,” which are tokens that are restricted from being accessed by the holder to comply with a law, regulation, or legal order from a duly recognized and authorized court of competent jurisdiction, or governmental or other authority with jurisdiction over the Company. When these tokens were originally issued (i.e., before they were restricted from being accessed), we received the equivalent amount of fiat currency in connection with their original minting. Upon determination that a token should be an “access denied token,” we restrict the access of the holder to such token and transfer the reserves relating to such token to a segregated bank account specifically for “access denied tokens.” The assets in such segregated bank account constitute a component of USDC reserves, and we do not extinguish the associated liability until the segregated reserve funds are transferred to the relevant law enforcement agency or government body or until the access denial request is reversed and a subsequent redemption request is made by the stablecoin holder. As of September 30, 2025 and 2024, there were $114.3 million and $86.6 million of “access denied tokens,” respectively.
•“pending burns”, which are USDC balances held within Circle smart contracts that are pending finalization on the blockchain.
We exclude these tokens because these tokens are not used for transactions or subject to smart contract restrictions and thus do not reflect the Circle stablecoin ecosystem’s breadth, which as noted below, is the principal purpose for which we present USDC in circulation and average USDC in circulation.

USDC in circulation and average USDC in circulation include corporate-held USDC (i.e., USDC held by us), as we routinely use USDC to pay for distribution, transaction, and other costs as well as operating expenses and thus corporate-held USDC contributes to the Circle stablecoin ecosystem’s breadth, which as noted below, is the principal purpose for which we present USDC in circulation and average USDC in circulation. As of September 30, 2025 and December 31, 2024, there was $837.1 million and $294.5 million of corporate-held USDC, respectively.
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
Stablecoin market share
Stablecoin market share is defined as the amount of USDC in circulation as a percentage of the total U.S. dollar fiat-backed stablecoins with circulation above $100 million (i.e., digital assets pegged to the value of a fiat currency), according to CoinMarketCap. Stablecoin market share reflects how much of the stablecoin market is composed of USDC relative to the competitive landscape. Since 2021, Circle has been the second-largest issuer of U.S. dollar fiat-backed stablecoins as measured by the amount of stablecoins in circulation, and as of September 30, 2025, Circle holds a 29% stablecoin market share.
Meaningful Wallets
MeWs are defined as the number of onchain digital asset wallets with an amount of USDC above $10. As a single end-user may have multiple onchain digital asset wallets, MeWs do not represent, and we do not use MeWs as a measure of, the number of unique end-users with more than $10 of USDC. Nonetheless, we believe that MeWs is an indicator of the breadth of USDC’s adoption.

Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is calculated as net income (loss) from continuing operations excluding: depreciation and amortization expenses; interest expense, net of amortization of discounts and premiums; interest income; income tax expense (benefit); stock-based compensation expense; certain legal expenses; realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments; realized (gains) losses on available-for-sale debt securities; impairment losses on strategic investments; restructuring expenses; acquisition-related costs; change in fair value of convertible debt, warrant liability, and embedded derivatives; losses on sale of long-lived assets; and foreign currency exchange (gain) loss. Adjusted EBITDA is a key measure used by our management and board of directors to monitor and evaluate the growth and performance of our business operations, facilitate internal comparisons of the historical operating performance of our business operations, facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures or operating histories, review and assess the performance of our management team and other employees, and prepare budgets and evaluate strategic planning decisions regarding future operating investments. See “—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, the most closely comparable GAAP measure, and additional information about the limitations of our non-GAAP measures.
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
We incur distribution costs to incentivize distributors to use and distribute Circle stablecoins. Prior to August 2023, distribution costs were primarily a function of (i) the amount of USDC distributed by Circle and Coinbase and (ii) the amount of USDC held on each respective party’s platform. Specifically, we shared any revenue generated from USDC reserves pro rata based on the amount of USDC distributed by each respective party and the amount of USDC held on each respective party’s platform in relation to the total amount of USDC in circulation. In August 2023, we and Coinbase entered into a Collaboration Agreement, under which we make payments to Coinbase for its role in the distribution of USDC and growth in the USDC ecosystem. These payments are determined based on the daily income generated from the reserves backing USDC, less the management fees charged by non-affiliated third parties for managing such reserves (such as asset management and custody fees) and certain other expenses, which is referred to as the “payment base.” From this payment base, (i) we retain a portion ranging from an annualized low-double-digit basis point to high tenth of a basis point based on the amount of USDC in circulation on such day, in consideration of our role as stablecoin issuer (the “issuer retention”), (ii) we and Coinbase each receive an amount equal to the remaining payment base multiplied by the percentage of such stablecoin that is held in the applicable party’s custodial products or managed wallet services at the end of such day, and (iii) after deducting amounts payable to other approved participants in the USDC ecosystem, Coinbase receives 50% of the remaining payment base. The issuer retention is designed to partially reimburse us for indirect costs of issuing stablecoins and the management of the associated reserves, such as maintaining our accounting, treasury, regulatory, and compliance functions, which are generally recognized in various operating expenses including compensation expenses and general and administrative expenses in our unaudited Condensed Consolidated Statement of Operations. These deductions are accounted for as components of the overall arrangement with Coinbase as we are not providing a distinct service to issue stablecoins and manage the associated reserves. The Collaboration Agreement is accounted for as an executory contract and reflected in distribution and transaction costs in our unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2025 and 2024, we incurred $989.1 million and $687.4 million, respectively, of distribution costs in connection with our agreements with Coinbase. We expect our distribution expense to increase in the future, as we add distributors and approved participants. Our distribution expense will also increase to the extent our reserve income increases over time. We also anticipate new distribution arrangements may differ depending on our negotiations with our distributors and the circumstances in our evolving industry.
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
Income tax expense (benefit)
Income tax expense (benefit) includes income taxes related to foreign jurisdictions and U.S. Federal and state income taxes. As we conduct business activities internationally, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
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

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$711,241	$445,215	$266,026	59.8%
Other revenue	28,518	547	27,971	n.m
Total revenue and reserve income	739,759	445,762	293,997	66.0%
Distribution, transaction and other costs
Distribution and transaction costs	447,199	257,422	189,777	73.7%
Other costs	413	281	132	47.0%
Total distribution, transaction and other costs	447,612	257,703	189,909	73.7%
Operating expenses
Compensation expenses	129,295	65,269	64,026	98.1%
General and administrative expenses	45,477	33,337	12,140	36.4%
Depreciation and amortization expenses	23,002	13,122	9,880	75.3%
IT infrastructure costs	9,401	6,865	2,536	36.9%
Marketing expenses	5,623	4,382	1,241	28.3%
Digital assets (gains) losses	(1,671)	1,285	(2,956)	230.0%
Total operating expenses	211,127	124,260	86,867	69.9%
Operating income from continuing operations	81,020	63,799	17,221	27.0%
Other (expense) income, net	72,071	22,365	49,706	222.2%
Net income from continuing operations before income taxes	153,091	86,164	66,927	77.7%
Income tax expense (benefit)	(61,294)	15,168	(76,462)	504.1%
Net income from continuing operations	$214,385	$70,996	$143,389	202.0%
Revenue and reserve income
Reserve income. Reserve income increased by $266.0 million, or 59.8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, of which approximately $388.1 million of the increase is attributable to a 96.1% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins related to digital asset trading activity, market share gains as we continue to grow in key markets, as well as expanded strategic partnerships and integrations. This was offset by a decrease of approximately $122.0 million attributable to a 96 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.
Other revenue. Other revenue increased by $28.0 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $27.3 million increase driven by additional integration services performed, fund management fees, blockchain rewards revenue, and redemption fees related to our Tokenized Funds and Circle stablecoins, offset by a $0.4 million decrease in other fees generated from other legacy products.
Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $189.8 million, or 73.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by a $109.8 million increase in distribution costs paid to Coinbase as a combined result of increased reserve income and their average on-platform balances, along with a $79.6 million increase in other distribution costs related to other strategic distribution partnerships.
Other costs. Other costs remained flat for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Operating Expenses
Compensation expenses. Compensation expenses increased by $64.0 million, or 98.1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by $46.3 million increase of stock-based compensation expense related to the vesting of RSUs for which, the service-based condition had been met prior to the IPO and the liquidity-event related performance condition was met upon the commencement of trading of our Class A common stock on the NYSE. In addition, there was an increase of $9.8 million in salaries, wages and bonus expenses due to an increase in average headcount, as well as a $6.6 million increase in payroll taxes, primarily related to the vesting of RSUs.
General and administrative expenses. General and administrative expenses increased by $12.1 million or 36.4%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $3.3 million increase in contributions, a $3.2 million increase in legal, professional and consulting fees, a $2.2 million increase in business insurance costs, and a $1.7 million increase in travel and entertainment costs due to Company events and associated travel expenses.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $9.9 million or 75.3%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $9.6 million increase in amortization expense of internally developed software.
IT infrastructure costs. IT infrastructure costs increased by $2.5 million, or 36.9% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $2.6 million increase in software licenses to support infrastructure build-out and enhanced product offerings.
Marketing expenses. Marketing expenses increased by $1.2 million, or 28.3%, for the three months ended September 30, 2025, compared to three months ended September 30, 2024, primarily driven by a $1.6 million increased spending in marketing, advertising and conference expenses, offset by a decrease in sponsorship campaigns.
Digital assets (gains) losses. Digital assets (gains) losses changed by $3.0 million, or 230.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to changes in the prices of digital assets driven by market fluctuations and increased holdings in digital assets.
Other (expense) income, net. Other (expense) income, net changed by $49.7 million, or 222.2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $48.1 million decrease in the fair value of our convertible debt driven by a decline in the price of our Class A common stock since the end of the second quarter of 2025.
Income tax expense (benefit). Income tax expense (benefit) decreased by $76.5 million or 504.1% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily driven by stock-based compensation deductions and the enactment of the OBBBA, which provided immediate deductibility of domestic R&D costs. In addition, R&D tax credits increased, further contributing to the reduction in income tax expense for the current period.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$1,903,426	$1,228,117	$675,309	55.0%
Other revenue	72,984	12,769	60,215	471.6%
Total revenue and reserve income	1,976,410	1,240,886	735,524	59.3%
Distribution, transaction and other costs
Distribution and transaction costs	1,200,983	707,065	493,918	69.9%
Other costs	1,218	5,752	(4,534)	(78.8)%
Total distribution, transaction and other costs	1,202,201	712,817	489,384	68.7%
Operating expenses
Compensation expenses	708,307	194,022	514,285	265.1%
General and administrative expenses	119,301	99,583	19,718	19.8%
Depreciation and amortization expenses	51,091	37,347	13,744	36.8%
IT infrastructure costs	25,833	20,074	5,759	28.7%
Marketing expenses	17,393	10,838	6,555	60.5%
Digital assets (gains) losses	3,906	(159)	4,065	n.m
Total operating expenses	925,831	361,705	564,126	156.0%
Operating income (loss) from continuing operations	(151,622)	166,364	(317,986)	(191.1)%
Other (expense) income, net	(91,453)	44,843	(136,296)	(303.9)%
Net income (loss) from continuing operations before income taxes	(243,075)	211,207	(454,282)	(215.1)%
Income tax expense (benefit)	(40,151)	58,649	(98,800)	168.5%
Net income (loss) from continuing operations	$(202,924)	$152,558	$(355,482)	(233.0)%
Revenue and reserve income
Reserve income. Reserve income increased by $675.3 million, or 55.0%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, of which approximately $1.0 billion of the increase is attributable to a 91.6% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins related to digital asset trading activity, market share gains as we continue to grow in key markets, as well as expanded strategic partnerships and integrations. This was offset by a decrease of approximately $342.5 million which was attributable to 99 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.
Other revenue. Other revenue increased by $60.2 million, or 471.6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a $63.0 million increase driven by additional integration services performed, fund management fees, blockchain rewards revenue, and redemption fees related to our Tokenized Funds and Circle stablecoins, offset by a $5.8 million decrease in other fees generated from other legacy products.
Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $493.9 million, or 69.9%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by a $301.7 million increase in distribution costs paid to Coinbase as a combined result of increased reserve income and their average on-platform balances, along with a $190.7 million increase in other distribution costs related to other strategic distribution partnerships.
Other costs. Other costs decreased by $4.5 million or 78.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by a $4.1 million decrease in the costs related to the discontinued legacy products.

Operating Expenses
Compensation expenses. Compensation expenses increased by $514.3 million, or 265.1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by $467.8 million of stock-based compensation expense related to the vesting of RSUs for which, the service-based condition had been met prior to the IPO and the liquidity-event related performance condition was met upon the commencement of trading of our Class A common stock on the NYSE. In addition, there was an increase of $29.5 million in salaries, wages, and bonus expenses due to an increase in average headcount, as well as a $15.1 million increase in payroll taxes, primarily related to the vesting of RSUs.
General and administrative expenses. General and administrative expenses increased by $19.7 million, or 19.8% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a $9.5 million increase in contributions, a $5.1 million increase in travel and entertainment costs due to Company events and associated travel expenses, and a $1.6 million increase in business insurance costs.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $13.7 million, or 36.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a $14.7 million increase in amortization expense of internally developed software, offset by a $1.6 million decrease in amortization expense of acquired intangible assets.
IT infrastructure costs. IT infrastructure costs increased $5.8 million, or 28.7%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a $6.3 million increase in software licenses to support infrastructure build-out and enhanced product offerings.
Marketing expenses. Marketing expenses increased by $6.6 million, or 60.5%, for the nine months ended September 30, 2025, compared to nine months ended September 30, 2024, primarily driven by $7.0 million increased spending in marketing, advertising and sponsorship campaigns.
Digital assets (gains) losses. Digital assets (gains) losses changed by $4.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to changes in the prices of digital assets driven by market fluctuations and increased holdings in digital assets.
Other (expense) income, net. Other (expense) income, net changed by $136.3 million, or 303.9% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a $119.5 million increase in the fair value of our convertible debt driven by an increase in the price of our Class A common stock,
Income tax expense (benefit). Income tax expense (benefit) decreased by $98.8 million, or 168.5% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily driven by stock-based compensation deductions and the enactment of the OBBBA which provided immediate deductibility of domestic R&D costs. In addition, R&D tax credits increased further contributing to the reduction in income tax expense for the current period.
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

(in thousands, except percentage information)	September 30, 2025	December 31, 2024	$ Change	% Change
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins)	$2,186,044	$1,045,474	$1,140,570	109.1%
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,372,843	43,918,572	29,454,271	67.1%
Accounts receivable, net	22,154	6,418	15,736	245.2%
Stablecoins receivable, net	1,000	6,957	(5,957)	(85.6)%
Prepaid expenses and other current assets	321,343	187,528	133,815	71.4%
Non-current assets:
Investments	81,781	84,114	(2,333)	(2.8)%
Fixed assets, net	23,486	18,682	4,804	25.7%
Digital assets	51,550	31,330	20,220	64.5%
Goodwill	266,384	169,544	96,840	57.1%
Intangible assets, net	411,990	331,394	80,596	24.3%
Deferred tax assets, net	13,414	10,223	3,191	31.2%
Other non-current assets	25,797	20,615	5,182	25.1%

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$73,267,103	$43,727,363	$29,539,740	67.6%
Accounts payable and accrued expenses	268,955	287,007	(18,052)	(6.3)%
Convertible debt, net of debt discount	149,094	—	149,094	100.0%
Other current liabilities	16,604	16,597	7	—%
Non-current liabilities:
Convertible debt, net of debt discount	—	40,717	(40,717)	(100.0)%
Deferred tax liabilities, net	31,345	29,559	1,786	6.0%
Other non-current liabilities	24,551	21,281	3,270	15.4%
Redeemable convertible preferred stock	—	1,139,765	(1,139,765)	(100.0)%
Stockholders’ equity:
Additional paid-in capital	4,437,594	1,792,969	2,644,625	147.5%
Accumulated deficit	(1,426,125)	(1,223,213)	(202,912)	16.6%
Total stockholders’ equity	$3,023,356	$570,529	$2,452,827	429.9%

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

Current assets
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins). Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins) increased by $1.1 billion, or 109.1%, as of September 30, 2025, compared to December 31, 2024, primarily due to $1.0 billion cash proceeds from the issuance of common stock in connection with the IPO and the follow-on public offering, net of underwriting discounts and commissions and offering costs during the nine months ended September 30, 2025. Refer to “— Liquidity and Capital Resources — Cash Flows” below for further discussion on the net cash provided by operating activities, investing activities and financing activities during the period.
Cash and cash equivalents segregated for the benefit of stablecoin holders. Cash and cash equivalents segregated for the benefit of stablecoin holders increased by $29.5 billion, or 67.1%, as of September 30, 2025, compared to December 31, 2024, primarily due to a 29.9 billion increase in USDC in circulation. Refer to “— Liquidity and Capital Resources — Composition of USDC reserves” below for further discussion of the composition of the reserves.
Accounts receivable, net. Accounts receivable, net increased by $15.7 million, or 245.2%, as of September 30, 2025, compared to December 31, 2024, primarily due to a $17.8 million increase in the accounts receivables related to the additional Integration Services, maintenance services and new chain launches, reduced by a $1.4 million increase in allowance for credit losses.
Stablecoins receivable, net. Stablecoins receivable, net decreased by $6.0 million, or 85.6%, as of September 30, 2025, compared to December 31, 2024, due to a $7.0 million repayment of stablecoins offset by a $1.0 million increase in new stablecoin receivables.
Prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $133.8 million, or 71.4%, as of September 30, 2025, compared to December 31, 2024, primarily due to a $82.6 million increase in the reserve income receivables and a $59.9 million increase in income tax receivables offset by a $13.8 million decrease in digital financial assets.
Non-current assets
Investments. Investments were relatively flat as of September 30, 2025 compared to December 31, 2024.
Fixed assets, net . Fixed assets, net increased by $4.8 million, or 25.7%, as of September 30, 2025, compared to December 31, 2024, primarily due to a $4.9 million increase in costs related to construction services for our corporate office space.
Digital assets. Digital assets increased by $20.2 million, or 64.5%, as of September 30, 2025, compared to December 31, 2024, primarily due to a $8.2 million increase in digital assets received for services, a $4.6 million increase in blockchain rewards revenue, a $3.7 million increase in purchases of digital assets, and a $2.9 million increase due to mark-to-market fluctuations in digital assets.
Goodwill . Goodwill increased by $96.8 million, or 57.1%, as of September 30, 2025, compared to December 31, 2024, due entirely to the recognition of goodwill related to the Hashnote acquisition.
Intangible assets, net. Intangible assets, net increased by $80.6 million, or 24.3%, as of September 30, 2025, compared to December 31, 2024, primarily due to a $64.5 million increase in internally developed software driven by the capitalization of stock-based compensation expense related to certain RSU awards that vested upon IPO and a $15.0 million increase due to the acquisition of intangible assets related to Malachite.
Current liabilities
Deposits from stablecoin holders. Deposits from stablecoin holders increased by $29.5 billion, or 67.6%, as of September 30, 2025, compared to December 31, 2024. Refer to the “Cash and cash equivalents segregated for the benefit of stablecoin holders” narrative above for further discussion.
Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased by $18.1 million, or 6.3%, as of September 30, 2025, compared to December 31, 2024, primarily due to a $83.3 million decrease in stablecoin redemption liabilities, offset by a $43.8 million increase in accrued distribution costs and a $17.6 million increase in incentives costs.
Convertible debt, net of debt discount. Convertible debt, net of debt discount increased by $108.4 million, or 266.2%, as of September 30, 2025, compared to December 31, 2024 (classified as a non-current liability as of December 31, 2024), primarily due to an increase in the fair value of our convertible debt driven by an increase in the price of our Class A common stock.

Redeemable convertible preferred stock
Redeemable convertible preferred stock. Redeemable convertible preferred stock decreased by $1.1 billion or 100% as of September 30, 2025, compared to December 31, 2024, as all shares of our outstanding redeemable convertible preferred stock automatically converted into Class A common stock in connection with the IPO.
Stockholders’ equity
Stockholders’ equity. Stockholders’ equity increased by $2.5 billion, or 429.9%, as of September 30, 2025, compared to December 31, 2024, primarily due to a $2.6 billion increase in additional paid-in capital which includes $1.1 billion from the conversion of redeemable convertible preferred stock into Class A common stock, $1.0 billion from the issuance of common stock in connection with our IPO and follow-on offering, net of underwriting discounts and commissions and offering costs, and $272.3 million from the issuance of common stock upon the settlement of RSUs, net of shares withheld. This is offset by the net loss of $202.9 million recognized during the nine months ended September 30, 2025.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding: depreciation and amortization expenses; interest expense, net of amortization of discounts and premiums; interest income; income tax expense (benefit); stock-based compensation expense; certain legal expenses; realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments; realized (gains) losses on available-for-sale debt securities; impairment losses on strategic investments; restructuring expenses; acquisition-related costs; change in fair value of convertible debt, warrant liability, and embedded derivatives; losses on sale of long-lived assets and foreign currency exchange (gain) loss. We have provided a reconciliation below of Adjusted EBITDA to net income (loss) from continuing operations, the most directly comparable GAAP financial measure.
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
We believe it is useful to exclude non-cash charges, such as depreciation and amortization, stock-based compensation expense, and change in fair value of various financial instruments from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax expense (benefit), interest income, interest expense, and non-routine items as these items are not components of our core business operations.
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

The following table reconciles Adjusted EBITDA to net income (loss), the most closely comparable GAAP financial measure, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$214,385	$70,996	$(202,924)	$152,558
Adjusted for:
Depreciation and amortization expenses	23,002	13,122	51,091	37,347
Interest expense, net of amortization of discounts and premiums	354	548	1,033	1,549
Interest income (1)	(13,453)	(9,253)	(31,370)	(26,066)
Income tax expense (benefit)	(61,294)	15,168	(40,151)	58,649
Stock-based compensation expense	59,081	12,763	506,763	38,992
Legal expenses(2)	3,014	1,813	6,625	4,447
Realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments	(2,267)	(1,955)	258	(4,994)
Realized (gains) losses on available-for-sale debt securities	—	(9)	—	(13)
Impairment losses on strategic investments	500	623	1,006	778
Restructuring expenses(3)	—	646	—	3,186
Acquisition-related costs(4)	—	—	535	—
Change in fair value of convertible debt, warrant liability, and embedded derivatives	(56,212)	(12,369)	113,894	(15,878)
Losses on sale of long-lived assets	6	9	21	66
Foreign currency exchange (gain) loss	(655)	1,183	7,950	1,525
Adjusted EBITDA	$166,461	$93,285	$414,731	$252,146

(1)Reflects interest income from corporate cash and cash and cash equivalents balances. For the avoidance of doubt, this amount does not include the impact of reserve income.
(2)Reflects litigation expenses related to the FT Partners litigation, legal and settlement expenses related to legacy businesses, and legal fees related to the one-time establishment of new governance structures to comply with U.S. regulatory requirements. Refer to Note 22 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a summary of certain of these legal matters.
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

As of September 30, 2025, we had total liquidity sources of $2.2 billion, which consisted of $1.3 billion in Cash and cash equivalents and $837.1 million in Cash and cash equivalents segregated for corporate-held stablecoins. We believe our operating cash flows, together with our total liquidity sources on hand, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form 10-Q. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we continue to invest in the expansion of our products and services. Operating payments made in the form of corporate-held stablecoins are utilized and presented in the unaudited Condensed Consolidated Statement of Cash Flows in the same manner as if such payments were settled in cash. Refer to Note 2 Deposits from Stablecoin Holders in the the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional details regarding the accounting for the use of corporate-held stablecoins in our Consolidated Statement of Cash Flows.
Cash and cash equivalents segregated for the benefit of stablecoin holders was $73.4 billion and $43.9 billion as of September 30, 2025 and December 31, 2024, respectively. This represents cash and cash equivalents maintained in segregated reserve accounts. We segregate the use of the assets underlying the customer funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to stablecoin holders.
Off-Balance Sheet Arrangements
As of September 30, 2025 and December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of September 30, 2025 and December 31, 2024, USDC reserves held as cash balances at banks (labeled as “Cash” in the table below) significantly exceeded the FDIC insurance limit of $250,000 per financial institution. As of September 30, 2025 and December 31, 2024, FDIC deposit insurance related to financial institutions where USDC reserves were held was limited to an aggregate amount of $1.3 million (representing five FDIC-insured financial institutions). The liabilities related to Deposits from stablecoin holders on the unaudited Condensed Consolidated Balance Sheets are not covered by FDIC deposit insurance.
As of September 30, 2025, approximately 87% of USDC reserves are held in the Circle Reserve Fund. The remaining amount is held in cash and distributed across several banks. We allocate USDC reserves across the different types of reserve assets in accordance with our reserve management standard in a manner designed to ensure available liquidity to meet redemption requests. The portion of USDC reserves that we hold as cash at various banks is informed by our historical experience of the liquidity required to meet redemption requests and the time required to convert other reserve assets into cash. Any excess cash (i.e., amounts not required to satisfy near-term redemption requests based on our historical experience) is invested in the Circle Reserve Fund, in an attempt to mitigate the credit and counterparty risk of holding cash at banks in amounts exceeding the FDIC insurance limit. Conversely, if the cash held at any bank is insufficient to satisfy near-term redemption requests based on our historical experience, we transfer cash from other banks or redeem shares of the Circle Reserve Fund to remedy such shortfall.
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

(in millions, except percentages)	September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Asset Class	Fair Value	Average Yield	Average Yield	Fair Value	Average Yield	Average Yield
Cash	$9,649	3.54%	3.49%	$4,045	4.19%	4.11%
Circle Reserve Fund	$64,165	4.24%	4.25%	$31,489	5.24%	5.28%
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
Follow-on Public Offering
In August 2025, the Company completed a follow-on public offering of its Class A common stock, in which the Company issued and sold 3.5 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $130.00 per share. This resulted in net proceeds to the Company of $444.8 million after deducting the underwriting discounts and commissions and before deducting offering costs of $1.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the follow-on public offering.
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
Warrants
In April 2023, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a five-year period. As of September 30, 2025, 3.4 million of these warrants have expired. None of the common shares associated with these warrants have been exercised or forfeited.

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
In December 2024, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a three-year period. As of September 30, 2025, certain performance conditions of those warrants have been met. None of the common shares associated with these warrants have been exercised, forfeited or expired.
Other commitments and contingencies
Our commitments for facilities leases under non-cancelable operating leases amounted to $24.9 million as of September 30, 2025. As of the date of this Form 10-Q, we did not have any other material commitments for cash expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated:

(in millions)	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$293	$238
Net cash (used in) provided by investing activities	$(66)	$112
Net cash provided by financing activities	$30,315	$10,964
Operating Activities

Net cash provided by operating activities was $293.0 million for the nine months ended September 30, 2025 compared to net cash provided by operating activities of $238.2 million for the nine months ended September 30, 2024, driven primarily by a $621.8 million increase in cash receipts from reserve income attributable to increased average reserve deposits relating to increased average USDC in circulation balances, offset by a $362.3 million increase in payment of distribution and transaction costs.
Investing Activities
Net cash used in investing activities was $66.5 million for the nine months ended September 30, 2025, driven primarily by $40.5 million capitalization of software development costs, $11.5 million purchase of long-lived assets, $7.7 million cash consideration related to the Hashnote acquisition, and $7.7 million purchase of strategic investments for the nine months ended September 30, 2025, compared to the net cash provided by investing activities of $111.8 million for the nine months ended September 30, 2024, driven primarily by $234.6 million of sales and maturities of available-for-sale securities, which was offset by $90.3 million purchase of available-for-sale securities, $27.4 million capitalization of software development costs, and $8.9 million purchase of long-lived assets for the nine months ended September 30, 2024.

Financing Activities
Net cash provided by financing activities was $30.3 billion for the nine months ended September 30, 2025, primarily reflecting $29.5 billion increase in net changes in deposits held for stablecoin holders increase in net changes in deposits held for stablecoin holders primarily due to the increase in USDC in circulation, and $1.0 billion proceeds to the Company from issuance of common stock in connection with the IPO and the follow-on public offering, net of underwriting discounts and commissions and offering costs, offset by $213.9 million payment of withholding taxes on settlement of restricted stock units for the nine months ended September 30, 2025, compared with net cash provided by financing activities of $11.0 billion for the nine months ended September 30, 2024, primarily reflecting $11.0 billion increase in net changes in deposits held for stablecoin holders primarily due to the increase in USDC in circulation for the nine months ended September 30, 2024.
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

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Interest rate risk
Our results of operations are exposed to changes in interest rates, among other macroeconomic conditions. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Fluctuations in interest rates impact reserve return rates, such that a decrease in interest rates reduces reserve return rates and an increase in interest rates increases reserve return rates. Reserve return rate is a contributing factor to reserve income (the other being, primarily, USDC in circulation), which in turn is a contributor to distribution and transaction costs (the others being, primarily, the amount of USDC held on and off our and Coinbase’s platforms). As such, fluctuations in interest rates may result in changes in reserve income and in turn distribution costs. However, interest rates are only one contributor to reserve income, and the other—USDC in circulation—is inherently difficult to predict given the uncertainties in end-user and customer behavior. For example, although interest rates are positively correlated with the opportunity cost of holding USDC versus other financial instruments, given the utility of USDC as a means for the exchange of value, an increase in interest rates does not necessarily result in a decrease in USDC in circulation (and vice versa). Any relationship between interest rates and USDC in circulation is complex, highly uncertain, and unproven. As a result, while we are able to predict the impact of interest rate changes on the reserve return rate, given the uncertainties in end-user and customer behavior and interests and market dynamics, we are unable to accurately predict the impact of such changes on reserve income or distribution and transaction costs.
In the following analysis, we modeled the impact of hypothetical changes in interest rates on our reserve income and distribution and transaction costs for the following twelve-month period. We assume that the amount of USDC in circulation throughout this period is equal to the amount of USDC in circulation as of September 30, 2025, due to the inherent uncertainties described above in respect of predicting or forecasting USDC in circulation; such changes in interest rates occur on October 1, 2025 and are held constant through the period and impact all reserve assets equally; and our allocation of reserve assets do not change, as we are unable to predict the market and yield reactions to interest rate changes. The table below summarizes the hypothetical impact on our operating results for the following twelve-month period based on our internal modeling, which are subject to uncertainties and limitations as discussed above (in millions):

Change in interest rates from average yield of 4.10% on September 30, 2025	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,480	$750
+100 bps	$740	$375
-100 bps	$(740)	$(375)
-200 bps	$(1,480)	$(750)
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

Our current or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services, which could attract end-users and customers away from our products and services. For example, we are seeing a rapidly evolving market structure in digital asset trading markets, and certain major trading firms are moving towards TMMFs as a form of collateral. Particularly in the current high interest rate environment, the option to invest in TMMFs or other yield-bearing digital assets has become increasingly attractive relative to holding non-yield bearing stablecoins, especially for those planning to hold these assets for an extended period of time. Therefore, as TMMFs become more readily accessible and widely integrated on blockchains as a form of collateral in margin trading, we expect to continue to see a shift toward the use of TMMFs or other yield-bearing digital assets, which could adversely affect the competitiveness and usage of USDC and EURC in this type of use case. Additionally, offshore competitors that purport to be outside of the reach of the GENIUS Act may have a competitive advantage due to more permissive regulatory and tax structures. Some of these competitors appear to not be regulated by any competent authority and to pay taxes that are significantly lower than what Circle pays. When new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or ability to capitalize on new market opportunities.
We currently compete at multiple levels with a variety of competitors, including:
•payment services;
•fiat-backed, asset-backed, digital asset-collateralized, algorithmic, non-backed and yield-bearing tokens;
•blockchain infrastructure services;
•digital asset safekeeping services;
•banks and nonbank financial institutions; and
•digital wallet providers platforms.
In particular, we compete with and rely on traditional banks for many of the services we offer. We are subject to regulation by a variety of state and federal regulators across our products and services, and we rely on banks to provide banking services to our customers. This regulation by multiple federal, state, and local authorities increases our compliance costs, as we navigate multiple regimes with different examination schedules and processes and varying disclosure requirements. In addition, while the passage of the GENIUS Act has established a clear legal and regulatory framework for stablecoins in the United States, it may attract new market participants that compete with Circle. In particular, banks with well-established customer bases and financial infrastructures may decide to enter the stablecoin industry, which could intensify competition and cannibalize our growth opportunities.
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
With significant growth in the stablecoin market and an increasing understanding that it represents one of the largest potential new markets for financial and payments infrastructures, we expect to continue to see intense competition. In addition, the emergence of yield-bearing digital assets represents an additional source of competition, particularly in light of the current high interest rate environment, which has amplified the opportunity cost of holding stablecoins relative to other yield-bearing digital assets. Stablecoins and other digital assets that are currently issued or may in the future be issued by digital asset trading platforms, major existing global payments companies, major asset management firms, and banks—along with decentralized algorithmic tokens—are likely to increase competitive pressure on Circle stablecoins and could slow our growth or cause significant declines in our market position. Some of these competitors have gained rapid adoption. Given the inherent network effects that accompany stablecoin usage, a rapidly growing competitor, or a well-established payments company, asset management company, or bank that enters the market, could gain enough market share to ultimately limit the viability of Circle stablecoins. As an example of such an adverse impact, the amount of USDT in circulation (the largest stablecoin by stablecoins in circulation, issued by Tether) increased while the amount of USDC in circulation declined for nearly a one year period from late 2022 to late 2023, which we believe reflects the different use cases and underlying competitive dynamics for the two stablecoins. New categories of products that provide novel and attractive features, such as yield-bearing digital assets (including TMMFs), could also gain market acceptance at any time. Additionally, some competitors purporting to be outside the reach of U.S. regulators and to maintain a stable one dollar peg have begun calling themselves, among other things, “synthetic dollars” that pay interest income to end-users. These yield-bearing assets may compete with Circle stablecoins and cannibalize our market share, particularly if we fail to anticipate such market shifts or are slow to enter into these nascent markets.
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
The various markets for stablecoins have varying degrees of liquidity. There is no assurance that there will continue to be an active and liquid secondary market for any market participant to buy or sell Circle stablecoins. We provide Circle Mint customers the ability to mint and redeem USDC and EURC directly from us on a one-for-one basis for the U.S. dollar and the euro, respectively, as well as end-users that are not Circle Mint customers the ability to redeem USDC and EURC directly from Circle Internet Financial Europe SAS on a one-for-one basis for the U.S. dollar and the euro, respectively, in its role as the redeemer of last resort. All end-users can purchase, sell, or exchange Circle stablecoins in the secondary markets. However, significant disruptions at secondary marketplaces caused by technical, operational, security, legal, or regulatory issues could cause non-Circle Mint customers to have limited access to markets to obtain Circle stablecoins, cause non-Circle Mint customers to have limited access to markets to exchange their Circle stablecoins for fiat currency or other digital assets, or cause temporary market pricing dislocations, which could have a material adverse effect on the acceptance and use of Circle stablecoins.
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

Among many other provisions, the GENIUS Act defines “payment stablecoin”, prohibits issuance of payment stablecoins in the United States by anyone other than a permitted payment stablecoin issuer (“PPSI”), outlines a comprehensive regulatory regime for PPSIs as described further below, generally prohibits PPSIs and foreign payment stablecoin issuers from paying interest on the payment stablecoins they issue, excludes payment stablecoins issued by a PPSI from the definition of “security” under the U.S. federal securities laws, limits the reserve assets permissible for payment stablecoins and clarifies the treatment of payment stablecoins issued by non-U.S. issuers. The impact of these legal and regulatory changes to the payment stablecoin ecosystem in general, and Circle and the Circle stablecoins in particular, will depend in large part on how the GENIUS Act is implemented through rulemaking by U.S. regulators.

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

The GENIUS Act may also affect the competitive landscape for payment stablecoins. For example, the additional legal and regulatory clarity provided by the GENIUS Act may have the effect of encouraging new entrants that may compete with Circle. Competition from new and existing issuers offering competing products, combined with the rise of yield-bearing digital assets, including TMMFs and so-called “synthetic dollars”, that are attractive to digital asset trading participants, may reduce market demand and circulation of Circle stablecoins. As another example, the provisions of the GENIUS Act relating to foreign-issued stablecoins may lead to certain non-U.S. issuers avoiding the United States market to gain a competitive advantage by issuing from markets with little to no regulatory or tax burden. See “Risk factors—Risks related to our business and industry—” for additional detail on the competitive landscape that we face and potential implications of increasing competition. Any potential changes to the competitive landscape and their effect on Circle are complex and cannot be predicted with certainty at this time.

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
We intend to offer and support certain digital assets classified as “securities” under U.S. securities laws. For example, we issue USYC, a TMMF, following our acquisition of Hashnote. We acknowledge that such yield-bearing digital assets are “securities” under U.S. securities laws. As such, we will only offer USYC and any other such products in reliance upon an exemption to the registration requirements of the Securities Act or pursuant to an effective registration statement and will not offer such products in the United States or to U.S. persons in a manner that would constitute a public offering absent registration. To the extent that we issue additional digital assets, we must analyze whether such digital assets could be deemed securities under U.S. federal and other relevant securities laws. If we determine that such digital assets constitute “securities” under U.S. securities laws or may be sold in a securities transaction, we must ensure that the offer and sale of such digital assets are made in compliance with applicable securities laws. We have policies and procedures with respect to the offer and sale of digital asset securities that are designed to ensure compliance with applicable securities laws. However, there can be no assurance that such policies and procedures will guarantee that our activities with respect to digital asset securities are conducted in compliance with applicable securities laws. If we violate the securities laws with respect to such digital asset securities, the amount of fines, penalties, and other damages that we could incur as a result could have a material adverse effect on our business, results of operations, financial condition, and prospects.
We hold a substantial amount of USDC reserves in the Circle Reserve Fund and thus are subject to risks associated with the issuer, the manager, and the custodian of the Circle Reserve Fund.
As of September 30, 2025, Circle held approximately 87% of USDC reserves in the Circle Reserve Fund, a government money market fund pursuant to Rule 2a-7 under the 1940 Act managed by BlackRock, one of the world’s largest asset managers, and available only to Circle. The assets within the Circle Reserve Fund are held in the custody of BNY, one of the largest asset custodians in the world. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Composition of USDC reserves” for additional information regarding the Circle Reserve Fund. The Circle Reserve Fund’s investments and business operations are managed by BlackRock Advisors, LLC, as investment manager, subject to oversight of BlackRock Funds’ board of trustees. If the terms of the Circle Reserve Fund are modified in a way that no longer suits our objectives, or if BlackRock manages the Circle Reserve Fund in a manner inconsistent with our reserve management standard, we may redeem our shares of the Circle Reserve Fund and replace the services provided by BlackRock with other investment managers, which might lead to additional transaction costs; we do not have other recourse (other than under the securities laws if BlackRock manages the Circle Reserve Fund in a manner inconsistent with the fund’s Form 10-Q). If the Circle Reserve Fund is no longer available to us, we must identify other methods to manage a substantial amount of USDC reserves, such as by identifying additional appropriate government money market funds and establishing additional relationships with financial institutions and similar firms, which we may not be able to do in a timely manner. In addition, we believe that USDC holders’ trust in USDC and USDC reserves is, in part, based on their perceptions of the issuer, asset manager, and the custodian of the Circle Reserve Fund. As a result, if either BlackRock or BNY suffers significant negative publicity or damage to its reputation or if we choose to partner with other asset managers or custodians that are not viewed as having equivalent expertise or reputation, trust in USDC could be negatively affected, which could result in an adverse impact on our business, results of operations, financial condition, and prospects.
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

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. We face intense and increasing competition from both established enterprises and early-stage companies. Our ability to grow our end-user base, capture new revenue streams, and monetize opportunities depends heavily on our ability to innovate and create successful new products and services, both independently and in collaboration with third-party partners. Developing new products and services may require substantial expenditures, divert management’s attention, consume considerable time and resources, and ultimately may not be successful. For example, we recently announced the Arc Layer-1 blockchain project, which requires considerable time and resources, and we may not see the return on investment in the timeframe anticipated or at all. New product or service offerings could fail to attract customers and generate revenue. In addition, if new product or service offerings do not integrate effectively with our existing offerings, we may be unable to realize expected synergies or deliver enhanced utility for the Circle stablecoin ecosystem. If we fail to introduce new and improved products and services, or if such offerings are not favorably received or adopted by the market, our business, results of operations, financial condition, and prospects could be adversely affected.
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

We deposit, transfer, and hold in custody customer funds and digital assets in multiple jurisdictions. In each instance, we are required to safeguard customers’ assets using security controls that meet our regulatory obligations and also address the specific risks applicable to our hot and cold wallet storage systems as well as our financial management systems related to such custodial functions. We appropriately ledger, properly segregate, and maintain separate accounts for our corporate-held stablecoins and the reserve assets in respect of our customers’ stablecoins. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees, or service providers acting contrary to our policies could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our third-party service providers or agents, and improperly access, obtain, or misuse customer digital assets and funds. The methods used to obtain unauthorized access, disable, or degrade service, or sabotage systems are also constantly changing and evolving, and they may be difficult to anticipate or detect for long periods of time. We have obtained insurance coverage for such impropriety in amounts that we believe are appropriate for our business under our primary financial institution bond insurance (which, subject to certain conditions and exceptions, covers, among other things, theft by employees, unexplainable disappearance of electronic data processing media on our premises, and computer fraud and funds transfer fraud) and under our vault risk insurance (which, subject to certain conditions and exceptions, covers, among other things, dishonest and/or fraudulent acts and omissions of certain employees in finance, engineering, and custody operations roles with respect of private keys and/or authentication credentials). However, our insurance may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Our insurance policies described above generally have one-year terms without automatic renewals. As a result, we must renew such policies annually or enter into new policies, which we may not be able to do on commercially reasonable terms, if at all, particularly as the digital assets insurance market is limited. In addition, any insurance that we maintain may be insufficient to protect us or our customers against all possible losses or source of losses, and such uninsured losses may exceed our remaining assets, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or on our Arc network or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted customers and regulators of a possible or actual incident. Such incidents may also expose us to regulatory enforcement actions (including substantial fines), limit our ability to provide services, subject us to litigation, impose significant financial losses, and adversely impact our business, results of operations, financial condition, and prospects.
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
As of September 30, 2025, we held approximately 87% of USDC reserves in the Circle Reserve Fund, which is managed by BlackRock and custodied at BNY, with the remaining portion of USDC reserves held as cash at various banks in accounts that are titled FBO holders of USDC, primarily GSIBs. These banks may impose requirements or demand information from us regarding us, our customers, or our operations as a condition to our continued relationship, and such requirements or requests may become increasingly rigorous in the future as our business grows, which could be exacerbated by scrutiny over our industry. Complying with such requirements or requests may be costly and time-consuming and may divert management’s attention from other aspects of our business. If we are unable to fulfill such requirements or requests on a timely basis, or at all, we may be unable to maintain our existing banking relationships or establish new ones. Furthermore, given our business and industry is under heavy scrutiny from regulators and policymakers, we may face increased difficulty maintaining existing relationships or entering into new relationships with financial institutions. For example, the U.S. federal banking agencies have increased pressure on banks’ relationships with digital asset firms by, among other things, stating that deposits that represent reserves for stablecoins are subject to heightened liquidity and risk management risks. As our industry develops and becomes subject to increasing scrutiny, this risk may increase as well. If we are unable to maintain existing relationships with such financial institutions, we may not be able to enter into new relationships with other qualified financial institutions in a timely manner, which may materially and adversely affect our ability to access reserves, honor redemptions, and offer other services to our customers.
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

For example, we are currently in a dispute with a financial advisor (Financial Technology Partners, or “FT Partners”) regarding two engagement letters between the parties originally entered into in 2020, which, among other things, provided FT Partners a fee of 7% of the gross proceeds from certain capital raises. In 2022, our board of directors adopted resolutions terminating both engagement letters. On May 28, 2024, FT Partners filed a lawsuit against Circle Ireland and various subsidiary companies in the Supreme Court of the State of New York, in which it asserted, among other things, that the terminations of both engagement letters are ineffective and demanded, among other relief, fees and interest for our May 2022 capital raise, our October 2022 sale of certain assets of SeedInvest, and our August 2023 Centre Acquisition (as defined below) and related transactions. On June 20, 2024, we removed the lawsuit to the U.S. District Court for the Southern District of New York. On July 31, 2024, FT Partners filed an amended complaint, after which it filed a motion to remand the lawsuit back to state court. On November 18, 2024, FT Partners’ motion to remand was denied and the Court dismissed the subsidiary companies. On January 28, 2025, we filed a motion to dismiss the declaratory judgment, breach of the covenant of good faith and fair dealing, and unjust enrichment claims in the lawsuit. On March 24, 2025, the court granted in full our motion to dismiss. The remaining two breach of contract claims, which were not included in our motion to dismiss and assert that Circle improperly terminated both engagement letters, are still pending. On April 28, 2025, we filed our answer to the amended complaint. On July 10, 2025, FT Partners filed a motion to amend the complaint. The motion seeks to add Circle Group as a defendant, as well as five additional transactions, it believes are capital raises under the agreement, including our IPO. Circle Ireland opposed the motion. After briefing the issue, the parties agreed that FT Partners would be permitted to proceed in a single action in federal court against Circle Ireland only, with the agreement that FT Partners may recover against Circle Ireland for any alleged breaches of the FT Partners agreements by Circle Group, to the same extent as if Circle Group were a party to the case. We believe that the relevant transactions, in which we received aggregate cash and in kind proceeds of approximately $1.4 billion, were consummated after we properly and effectively terminated our engagements with FT Partners, and strenuously dispute FT Partners’ demand for any fees allegedly arising under the engagement letters. While we intend to defend ourselves vigorously, there can be no assurance as to the outcome at this stage. If this dispute is ultimately resolved by the court in a manner adverse to our position, or if we ultimately settle this dispute by mutual agreement, we may be required to make payments to FT Partners in cash or equity or a combination thereof, which amounts may be substantial. Depending on the resolution of this matter, we may also remain obligated to pay significant fees to FT Partners for future capital raises or company sale transactions.
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
Our results of operations are exposed to changes in interest rates, among other macroeconomic conditions. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. For the years ended December 31, 2024, 2023 and 2022, our reserve income earned from the management of Circle stablecoin-related reserves represented 99.1%, 98.6%, and 95.3% of our total revenue from continuing operations, respectively. For the nine months ended September 30, 2025 and 2024, our reserve income earned from the management of Circle stablecoin-related reserves represented 96.3% and 99.0% of our total revenue from continuing operations, respectively. Fluctuations in interest rates impact reserve return rates, such that a decrease in interest rates reduces reserve return rates and an increase in interest rates increases reserve return rates. Reserve return rate is a contributing factor to reserve income, which in turn is a contributor to distribution costs. As such, fluctuations in interest rates may result in changes in reserve income and in turn distribution costs. However, interest rates are only one contributor to reserve income, and the other primary contributor—USDC in circulation—is inherently difficult to predict given the uncertainties in end-user and customer behavior. For example, although interest rates are positively correlated with the opportunity cost of holding USDC versus other financial instruments, given the utility of USDC as a means for the exchange of value, an increase in interest rates does not necessarily result in a decrease in USDC in circulation (and vice versa). Any relationship between interest rates and USDC in circulation is complex, highly uncertain, and unproven. As a result, while we are able to predict the impact of interest rate changes on the reserve return rate, given the uncertainties in customer behavior and interests and market dynamics, we are unable to accurately predict the impact of changes in interest rates on our results of operations.

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
In October 2021, the members of the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan (“Pillar Two”) on global tax reform and a timetable for implementation by 2024. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including jurisdictions in which Circle operates, or may operate in the future. The OECD members who had agreed to the plan agreed to implement the Inclusive Framework by 2024. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. However, on June 26, 2025, the U.S. Department of the Treasury and the other G7 countries (including Canada, France, Germany, Italy, Japan, the United Kingdom and the European Union) reached an agreement to exclude U.S. companies from certain aspects of Pillar Two. We will continue to monitor the implementation of the Inclusive Framework agreement by the remaining countries in which we operate, or may operate in the future. We are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these remaining countries; however, it is possible that the implementation of the Inclusive Framework agreement could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
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
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing banking, securities, broker-dealers, commodities, credit, cross-border and domestic money and digital asset transmission, custody, commercial lending, privacy, data governance, data protection, cybersecurity, fraud detection, payment services, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, AML, and counter-terrorism financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, and related technologies. As a result, they often do not contemplate or address unique issues associated with the blockchain technology and digital assets economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, as well as may conflict with one another.
Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of digital assets and blockchain technology, including custody of customers’ digital assets, require us to assess whether certain laws, rules, and regulations apply to us. It is possible that governmental bodies and regulators may disagree with our conclusions. Additionally, from time to time, we may launch new products, establish or expand relationships or enter into contractual agreements with counterparties that are subject to increased regulatory attention or oversight. As a result, certain of our regulators may seek to intervene and assert their jurisdiction or impose additional scrutiny over such products or relationships or take other adverse actions toward us (and we may seek to challenge such actions if we believe such actions are not grounded in law or regulation), which may lead to increased compliance costs and potential adverse regulatory consequences that might delay or compel us to abandon or restructure these products or commercial relationships. To the extent we have not complied with such laws, rules, and regulations, or regulators, courts, or other authorities take the view that we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, results of operations, financial condition, and prospects.
Further, our business model relies on our ability to market and sell, through our suite of products and services, the utility of Circle stablecoins and any other digital assets we may launch to existing and potential customers. Our API services involve offering certain payment functionality, payout, or disbursement functionality as well as wallet services to our customers utilizing Circle stablecoins. We additionally offer a suite of developer products and services aimed at developers, but available to any customer, to enable them to build on the functionality of USDC and/or other products that we offer. The use of our services by customers, as well as the integration of our products and services into the product offerings that our customers make available to end-users, raises numerous regulatory questions. Financial services regulators in the United States or in other jurisdictions around the world may not agree with our legal positions. In addition, should financial services regulators make changes to or alter interpretations of applicable laws and regulations as they relate to Circle stablecoins or other products, we may be unable to continue offering our payment, payout, and wallet services to customers in certain jurisdictions or we may have to alter the services in a manner that may be materially detrimental to our financial performance.
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
We offer our products and services in jurisdictions in which we believe we possess all necessary licenses and we have established procedures that we believe are reasonably designed to ensure that our customers are located in such jurisdictions, such as the application process for Circle Mint accounts, terms of service, and other agreements. However, there can be no assurance that unauthorized or impermissible customer or end-user access to our products and services outside of these jurisdictions will not occur. Should such authorized or impermissible customer access occur, we could be subject to fines, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, results of operations, financial condition, and prospects. Furthermore, because our products and services are accessible worldwide and we facilitate Circle stablecoin transfers worldwide, one or more jurisdictions may claim that we or our customers or partners are required to comply with their laws. Laws regulating the internet, mobile, and related technologies outside the United States may impose different, more specific, or even conflicting obligations on us, as well as broader liability.
If we are unable to commit sufficient resources for regulatory compliance, this could lead to delays and errors and may force us to choose between prioritizing compliance matters over administrative support for business activities, or may ultimately force us to cease the offering of certain products or services globally or in certain jurisdictions. Any delays or errors in implementing regulatory compliance, or even allegations or investigations by regulators claiming that we have not properly complied, could lead to substantial monetary damages and fines, public reprimands, a material adverse effect on our reputation, cease-and-desist orders, increased regulatory compliance requirements or other potential regulatory restrictions on our business, enforced suspension of operations, and in extreme cases, withdrawal of regulatory licenses or authorizations to operate particular businesses, along with criminal prosecution in certain circumstances.
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
Regulators also may increase the amount of fiat currency reserves that we are required to maintain for our operations. For instance, issuers of significant e-money tokens in the EU are required under the MiCAR to hold at least 60% of the funds received in exchange for e-money tokens as fiat currency deposits in separate accounts at EU banks. If other global governments chose to pursue a similar policy, it could complicate our operations and increase our expenses. Any noncompliance may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses.
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
We increasingly use AI, machine learning, data analytics (including generative AI), and similar tools that collect, aggregate, and analyze data (collectively, “Data Tools”) in connection with our business, such as for customer support, AML alerts review, engineering code assistance, and producing marketing content with human oversight. Changes in model behavior, pricing, performance, or availability or concentration in a small number of providers could disrupt our processes or increase costs. Uncertainty around new and emerging Data Tools may require additional investment in the development of proprietary datasets, machine learning, large language models, and systems to test for accuracy, bias, and other variables, and computing capabilities. Moreover, market acceptance of Data Tools is uncertain. Utilizing Data Tools may have uncertain risks, particularly if those tools leverage machine learning or generative AI. In addition to the general risks that may exist from incomplete or inaccurate data, human error, or lack of appropriate controls and processes, the technologies underlying how we store and leverage data and their use cases are subject to a variety of laws, including intellectual property, privacy, consumer protection, and federal equal opportunity laws. If we do not have sufficient rights to use the data on which various tools rely, we may incur liability through the violation of such laws, third-party privacy, or other rights or contracts to which we are a party.
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
We have three authorized series of common stock: Class A common stock, which is entitled to one vote per share; Class B common stock, which is entitled to 5 votes per share (but the aggregate voting power of Class B common stock cannot exceed 30% of the total voting power of our capital stock); and Class C common stock, which does not have any voting power other than to the extent set forth in our certificate of incorporation or otherwise required by applicable law. Holders of our common stock vote together as a single class on all matters, except as otherwise set forth in our certificate of incorporation or as required by applicable law. As of September 30, 2025, our directors and executive officers and entities affiliated with them held stock with approximately 32% voting power over us. As a result, these stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of voting power may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. Moreover, our stock may be attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. In addition, the stock market in general, and the market prices for digital asset companies in particular, have experienced significant volatility, including both price and volume fluctuations, that often has been unrelated or disproportionate to the operating performance of such companies. In particular, trading prices of our Class A common stock since our listing on the NYSE may reflect market dynamics that are not connected to traditional valuation methods that might otherwise be associated with an operating company with a business model such as ours. Our equity market capitalization as of September 30, 2025 is well in excess of our stockholders’ equity calculated in accordance with U.S. GAAP. Investors may therefore be unable to assess the value of our Class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These broad market and industry fluctuations may adversely affect the price of our Class A common stock, regardless of our operating performance.
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
Sales of a substantial number of shares of Class A common stock in the public market, or the perception in the market that the holders of a large number of shares of Class A common stock (or securities convertible into shares of Class A common stock) intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2025, after completion of our initial public offering and our follow-on offering (including, in each case, the exercise by the underwriters of their option to purchase additional shares), we had approximately 215 million shares of Class A common stock outstanding, approximately 19 million shares of Class B common stock outstanding, and no shares of Class C common stock outstanding. All shares sold in our initial public offering are freely transferable without restriction or registration under the Securities Act, except for any shares purchased by one of our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Substantially all of the remaining shares are currently restricted as a result of securities laws, lock-up agreements, or market standoff agreements but will become eligible to be sold at the expiration of the lock-up period or upon early release by J.P. Morgan Securities LLC.

Moreover, as of September 30, 2025, the holders of approximately 133 million shares of Class A common stock were entitled to various rights with respect to the registration of their shares under the Securities Act. Registration of these shares would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration, except for shares purchased by affiliates. We have also registered all shares of Class A common stock and Class B common stock that we may issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up and market standoff agreements. If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements.

During the fiscal quarter ended September 30, 2025, the following Rule 10b5-1 trading arrangements were adopted, amended, or terminated by certain executive officers of the Company:

On August 14, 2025, Jeremy Allaire, our Co-Founder, Chairman, and Chief Executive Officer, terminated his previously reported trading plan adopted on June 4, 2025 (the “Previous Allaire Plan”). As of the termination of the Previous Allaire Plan, no shares of our Class A common stock had been sold under the plan. The adoption and subsequent termination of the Previous Allaire Plan each occurred during an open trading window and in accordance with the Company’s policies. On August 14, 2025, in connection with the Company’s follow-on public offering, Mr. Allaire entered into a new trading plan, intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act, which reduced the number of shares subject to the plan relative to the Previous Allaire Plan. Mr. Allaire’s plan provides for the sale of up to 93,723 shares of Class A common stock through November 13, 2026, which includes (i) 84,627 shares of Class A common stock held directly by Mr. Allaire (following the conversion of Class B common stock to Class A common stock immediately prior to the sales) and (ii) an aggregate of 9,096 shares of Class A common stock held through Spruce Trust, Oak Trust, Chestnut Trust, and Beech Trust, each an irrevocable non-grantor trust, of which Mr. Allaire’s legal counsel is the sole trustee and Mr. Allaire’s children are beneficiaries. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 13, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.

On August 14, 2025, Jeremy Fox-Geen, our Chief Financial Officer, terminated his previously reported trading plan adopted on June 4, 2025 (the “Previous Fox-Geen Plan”). As of the termination of the Previous Fox-Geen Plan, no shares of our Class A common stock had been sold under the plan. The adoption and subsequent termination of the Previous Fox-Geen Plan each occurred during an open trading window and in accordance with the Company’s policies. On August 14, 2025, in connection with the Company’s follow-on public offering, Mr. Fox-Geen entered into a new trading plan, intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act, which reduced the number of shares subject to the plan relative to the Previous Fox-Geen Plan. Mr. Fox-Geen’s plan provides for the sale of up to 153,124 shares of Class A common stock through May 15, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and May 15, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.

On August 14, 2025, in connection with the Company’s follow-on public offering, Heath Tarbert, our President, amended his previously reported trading plan adopted on June 4, 2025. As of the time of such amendment, no shares of our Class A common stock had been sold under the plan. The adoption and subsequent amendment of his plan each occurred during an open trading window and in accordance with the Company’s policies, and the amended plan includes a cooling off period consistent with SEC requirements. Mr. Tarbert’s plan was amended to reduce the number of shares subject to the plan, and it is intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Tarbert’s amended plan provides for the sale of up to 338,330 shares of Class A common stock through June 5, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 5, 2026.

On August 15, 2025, in connection with the Company’s follow-on public offering, Nikhil Chandhok, our Chief Product and Technology Officer, amended his previously reported trading plan adopted on June 4, 2025. As of the time of such amendment, no shares of our Class A common stock had been sold under the plan. The adoption and subsequent amendment of his plan each occurred during an open trading window and in accordance with the Company’s policies, and the amended plan includes a cooling off period consistent with SEC requirements. Mr. Chandhok’s plan was amended to reduce the number of shares subject to the plan, and it is intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Chandhok’s amended plan provides for the sale of up to 70,000 shares of Class A common stock through June 5, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 5, 2026.

On August 15, 2025, Sean Neville, one of our directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Neville’s plan is for the sale of up to 980,000 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through June 5, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 5, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.

Other than the foregoing, during the fiscal quarter ended September 30, 2025, no directors or other executive officers of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit		Incorporated by Reference

Number	Exhibit Description	Form	Date Filed	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted as in iXBRL and contained in Exhibit 101			X
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

CIRCLE INTERNET GROUP, INC.

Date: November 12, 2025	By:	/s/ Jeremy Allaire
Name: Jeremy Allaire
Title: Chief Executive Officer

Date: November 12, 2025	By:	/s/ Jeremy Fox-Geen
Name: Jeremy Fox-Geen
Title: Chief Financial Officer