Form 10-K
period 2025-12-31
Circle Internet Group, Inc.
filed 2026-03-09
CIK 1876042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to

CIRCLE INTERNET GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-258582	99-2840247
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
One World Trade Center, New York, NY 10007
(332) 334-0660
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CRCL	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by the New York Stock Exchange on June 30, 2025 was approximately $37.6 billion.
As of March 5, 2026, the registrant had outstanding 228,100,955, 18,714,651, and nil of shares of Class A, Class B, and Class C common stock, respectively, each with a par value of $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Glossary
Definitions
We provide this glossary to help those reading this Form 10-K understand the industry and other technical terms that are used in this Form 10-K. For many of these terms, there is no generally accepted definition; in this glossary, we present our definition of such terms as used in this Form 10-K.

•“Arc,” “Arc Network,” or “Arc Blockchain” is our Layer-1 blockchain designed with unique characteristics to bring the world’s leading enterprises, financial institutions, and governments onto the internet financial system.

•“API” or “application programming interface” is a software interface for two or more computer programs or components to communicate with each other.

•“blockchain” and “blockchain networks” are systems in which transactions are recorded across computers linked in peer-to-peer (“P2P”) networks.

•“Circle Applications” are our products and services that facilitate coordination on the internet via digital assets, delivering practical utility to institutions, developers, and end-users.

•“Circle Digital Assets” are our digital assets, USDC, EURC, and USYC, which serve as fundamental units of value for onchain economic coordination.

•“Circle Liquidity Services” are our services that provide institutional minting, reserving, redemption, and foreign exchange services for our stablecoins, supported by our integration with the existing financial system.

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

•“Layer-1 blockchain” is the foundational blockchain that provides essential services like recording transactions and ensuring security.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, technology, and plans and objectives of management for future operations, are forward-looking statements. Many of the forward-looking statements contained in this Annual Report on Form 10-K can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “intend,” “estimate,” “will,” and “potential,” among others. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, the following:

•intense and increasing competition, including competition from new and existing issuers offering competing products;

•periods of uncertainty, loss of trust, or systemic shocks resulting in the potential for rapid redemption requests (or runs), and extreme scenarios, such as market shocks that affect the value of USDC’s reserves or simultaneous requests to redeem all or substantially all USDC in circulation;

•operational challenges and risks, including due to surges in demand;

•negative publicity regarding stablecoins or the broader digital asset industry;

•disruptions in secondary marketplaces that facilitate the purchase and sale of Circle stablecoins;

•the GENIUS Act, which will change the payment stablecoin ecosystem and may affect our business in ways that cannot yet be known;

•risks associated with the issuer, the manager, and the custodian of the Circle Reserve Fund;

•significant disruption in our or our third-party service providers’ or partners’ technology;

•our or our third-party service providers’ ability to adequately safeguard our customers’ funds and digital assets;

•our inability to maintain existing relationships with financial institutions and similar firms or to enter into new such relationships;

•credit risks in respect of counterparties, including banks and other financial institutions;

•our inability to maintain existing distribution and partnership arrangements or enter into additional distribution or partnership arrangements on less favorable financial terms;

•exploitation by our customers, employees, service providers, and other third parties to facilitate illegal activity such as fraud, money laundering, terrorist financing, gambling, tax evasion, and scams;

•our compliance and risk management methods which may not be effective;

•fluctuations in interest rates;

•extensive and highly evolving regulatory landscape;

•the regulatory environment to which we are subject, which gives rise to various licensing requirements, significant compliance costs and other restrictions;

•laws, regulations, and executive orders regarding economic and trade sanctions, anti-bribery, AML, and counter-terrorism financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them; and

•other factors disclosed in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

PART I

Item 1. Business
Overview
Our mission is to raise global economic prosperity through the frictionless exchange of value.
We were founded in 2013 on the belief that we could connect the world more deeply by building a new global economic system on the foundation of the internet, and facilitate the creation of a world where everyone, everywhere can share value as easily as we can today share information, content, and communications.
Financial services are undergoing a transition analogous to the internet’s evolution from closed networks to open, standardized infrastructure that enabled new applications, business models, and network effects. While the incumbent financial system has enabled substantial global economic activity and societal advancement, it remains constrained by legacy infrastructure and fragmented, intermediated networks that pass on excessive cost, slow settlement, limit interoperability, and create barriers to access. At the same time, these constraints create a significant opportunity to modernize how value moves — unlocking faster settlement, lower costs, greater interoperability, and broader access at internet scale. We believe digital assets, public blockchain networks, and related applications and services can address these constraints and seize the opportunity available by enabling the secure, efficient storage and transfer of value on the internet that is scalable and accessible.
Our platform, anchored by our stablecoin network, plays a critical role in the emerging internet financial system. We are building one of the largest and most widely used full-stack, internet financial platform businesses. The value of our platform grows as more companies and developers connect into our network and build upon our infrastructure, creating products and services that enhance utility, expand distribution, and so add value to the network.
Our Platform
Our full-stack, internet financial platform business is organized around three pillars:
•Arc Blockchain and Developer Infrastructure, consisting of our open, Layer-1 blockchain network purpose-built to bring real world economic activity onchain, and related developer tools and interoperability infrastructure;
• Circle Digital Assets and Services, which includes our Circle Digital Assets, USDC, EURC, and USYC, as well as Circle Mint and xReserve, our related liquidity, custody, and trust infrastructure; and
•Circle Applications, which includes Circle Payments Network (“CPN”) and StableFX, applications that use Circle Digital Assets to deliver real-world utility on the Arc Network and across the broader multichain ecosystem.
While we historically have been most closely associated with payment stablecoins and our revenue is primarily driven by reserve income earned on the assets backing such stablecoins, our strategy is to build the products and services that enable individuals and enterprises to exchange value using open networks, in a safe, trusted and regulated manner, fully integrated with the existing financial system.
The three pillars of our platform are designed to reinforce one another: Arc is expected to provide an enterprise-grade foundation for stablecoin finance and economic activity at internet scale; Circle Digital Assets and related services supply trusted units of value and liquidity infrastructure; and Circle Applications translate that infrastructure into real-world utility for institutions, developers, and end-users.
Thousands of companies participate on our platform, providing products and services that integrate with our stablecoin network in a variety of ways, including consumer wallets and applications that allow end-users to hold and use our stablecoins, AI agents and agentic applications that can autonomously initiate and execute transactions, manage payments, and interact with onchain protocols, digital asset exchanges that enable trading of our stablecoins with other digital assets and fiat currencies, and traditional exchanges and clearing houses who are exploring stablecoin use cases. Our platform also includes regulated digital asset custodians that support institutional storage and safekeeping, blockchain networks on which our stablecoins are supported natively, and onchain protocols that provide financial and commercial building blocks such as exchange, lending, payments, and treasury functionality. In addition, banks and neo-banks provide settlement and reserve infrastructure and increasingly use stablecoins in their own offerings. Likewise, payments companies integrate stablecoin settlement into their products and services, including processors, card networks, and remittance providers. Finally, market makers and over-the-counter liquidity providers play a critical role in supplying stablecoin liquidity across global venues and local currency markets, helping make our stablecoins broadly accessible.

Our platform has key advantages that differentiate us from traditional payment systems and networks, alternative stablecoin issuers, and technology startups providing tools and services to blockchain developers. In particular:
•Our platform dramatically increases the speed and scale of traditional forms of money to improve global finance – Our platform harnesses the power and efficiency of the internet to dramatically increase the speed and scale of traditional forms of money, supporting all money use cases, including remittances, payments, digital asset markets, and capital markets. Our platform introduces new properties like programmability to enable new application types and support network effects as usage grows.
•Our platform is anchored by strong circulation, liquidity, and interoperability of USDC – With more than $75 billion in circulation as of December 31, 2025 and daily transaction volumes regularly topping $10 billion in 2025, USDC has established a global presence that new entrants cannot easily match. USDC has the greatest interoperability, integrated natively on 30 public blockchains, and we will continue to add USDC to new chains. We believe our strong circulation and liquidity, coupled with our ability to interoperate with, and be supported by, many of the most used blockchains will enable our platform to scale more rapidly than our competitors.
•Our full-stack platform benefits from broad distribution enabling meaningful network effects – Because of our market neutral infrastructure and 24/7/365 availability, many of the world’s most respected financial institutions and enterprises are building on our platform, enabling global mainstream adoption and network effects as our platform delivers increased utility.
•Our platform benefits from deep fiat integration – USDC is deeply integrated with the existing financial system, with banking integrations natively in more than 185 countries, providing global accessibility within local financial systems. Since 2018, we have facilitated more than $53.3 trillion between the traditional banking system and digital payment rails. As a regulated dollar stablecoin, USDC has the deepest integration with the existing financial system, with significant scale for institutions accessing the internet financial system.
•We have built our company with a regulation-first philosophy – We have always operated with a regulation-first philosophy. As stablecoin and digital asset regulations come online in major jurisdictions (including the United States), our platform allows partners to build products and services with confidence and without first building regulatory and compliance infrastructure. These practices support efficiency, safety, and broad institutional adoption.
•We are committed to transparency and trust – We publish regular reporting and third-party assurance regarding reserve composition and stablecoins in circulation, and disclose minting, redemption, and reserve balances. We hold ourselves to the high audit standards of a U.S. public company, reinforcing our commitment to trusted reporting and disclosure. Transparency is an important differentiator that builds trust in our platform.
•Our platform is focused on the needs of third-party developers – Our platform is designed to enable third-party developers to build applications that integrate stablecoins, tokens, and wallets through APIs and related tooling. Our related developer tools, interoperability infrastructure, and Circle Applications simplify the developer and end-user experience, encouraging continued interaction and innovation on our platform.
Arc Blockchain and Related Developer Infrastructure
Arc is designed to serve as the economic operating system of the internet and bring more economic activity onchain. In addition to Arc itself, we offer a suite of developer tools and interoperability services designed to reduce complexity and enable developers and enterprises to build, deploy, and operate consumer-scale applications that deliver and move value across blockchain networks.
Arc Blockchain
Arc is our open, Layer-1 blockchain network purpose-built to unite programmable money and onchain innovation with real-world economic activity. Arc is currently in public testnet. As the economic operating system for the internet, Arc will enable more financial infrastructure layers to become automated, customizable, scalable, and composable. Supported by global ecosystem partners, Arc is designed to provide an enterprise-grade foundation for stablecoin payments, foreign exchange, and capital markets transactions, and to operate as part of a broader, interoperable multichain ecosystem.

Enterprises and institutions encounter several constraints when using public blockchains for financial applications. These include operational complexity of paying transaction fees in volatile native tokens, lack of predictable and fast settlement, and the absence of configurable privacy features. To address these challenges, Arc’s features include:
•Stablecoin-based gas fees – Arc enables gas fees to be paid in stablecoins, including USDC and EURC. This reduces the complexity associated with payment in native tokens, which can be volatile and are hard for traditional businesses to access and store.
•Trusted, Permissioned Validators – Arc’s network will be entirely operated and governed by a trusted and known set of infrastructure validators who are held to very high standards of quality, security, compliance, and operational safeguards. This is a key requirement for mainstream and regulated institutions building on these new blockchain network systems.
•Deterministic settlement finality – Transactions on Arc are irrevocably final within a second. For financial applications needing strong security and predictability, this feature is a key advantage over blockchains that use probabilistic finality, where settlement both takes longer and is never fully guaranteed.
•Custom privacy – Arc allows for configurable privacy, allowing businesses and users to shield transactions from public view, while preserving access for auditability and regulatory compliance.
•Distributed network – While we lead Arc’s initial development, the Arc Network will be operated and governed by a broad, globally distributed set of economic and geographic stakeholders.
Developer Tools
Onchain applications are a major new class of applications enabling innovation across all segments, from finance to e-commerce to gaming and social. However, building and deploying these applications is complex. For developers, crafting simple user experiences that are familiar to and consistent with existing mobile and web applications requires deep familiarity with cryptography and blockchain network integration, and can pose undue security risks for end-users. Companies deploying these applications also require specialized knowledge for deploying and operating smart contracts and blockchain software nodes, also introducing significant security and operational risks. To address these issues, and to help grow the number of onchain applications in the world, we offer a comprehensive suite of products that include:
•Circle Wallets. The most important onchain building block for enabling an internet application is the integration of digital wallet technology into applications. Circle Wallets is our programmable wallet solution that lets developers support the use of digital assets, including Circle Digital Assets, across multiple blockchains by quickly embedding Web-3 enabled, onchain wallets into mobile and web applications. Circle Wallets reduce onboarding friction by supporting familiar authentication patterns and by enabling streamlined user experiences.
•Circle Contracts. Fundamental to the innovation of onchain technology is the ability to write and deploy code that automates interactions with digital assets using smart contracts. Circle Contracts is our smart contract platform that reduces development time and operational and security risks by (i) eliminating the need for developers to learn new coding languages, (ii) reusing existing smart contract templates for the most common tasks and application types, and (iii) streamlining monitoring and administration of smart contracts.
Interoperability Services
We also provide interoperability services that enable developers and enterprises to move USDC efficiently across blockchains and to support more seamless, cross-chain application experiences. These services are designed to enable developers to present users with a more unified USDC experience, including the ability to treat USDC balances across blockchains as part of a single, integrated payment and settlement layer. Our interoperability services include:
•CCTP. End-users need to be able to easily and safely transfer stablecoins across different blockchain networks. This process can be cumbersome, expensive, and slow, and can introduce significant security and financial integrity risks. To address these issues, we launched CCTP, an onchain utility that allows end-users to safely and cost-efficiently transfer USDC from one supported blockchain to another. In March 2025, we launched CCTP V2, a fast version of CCTP that generates transaction fees when a customer elects the fast transfer feature. While nascent, we view CCTP as an important capability and a unique differentiator that will act as a key driver of our future growth.
•Gateway. Because blockchains operate in silos, it is difficult for users holding digital assets on one chain to access those assets on another chain without a series of crosschain bridging steps. This complexity degrades usability and hinders broader adoption. To address these issues, we launched Gateway in July 2025. Gateway is an onchain utility that enables a unified USDC balance that is instantly accessible across supported blockchains. For end-users, this means frictionless, crosschain experiences. For businesses, this enables just-in-time liquidity on supported blockchains, improving capital efficiency.

Circle Digital Assets and Liquidity Services
Circle Digital Assets include our payment stablecoins, USDC and EURC, and our tokenized fund, USYC, our onchain representation of a traditional money market fund (“TMMF”). Circle Digital Assets are the fundamental units of value for onchain economic coordination. Circle Liquidity Services, including Circle Mint and xReserve, provide institutional minting, reserving, redemption, and foreign exchange services for Circle Digital Assets.
Circle Stablecoins
USDC and EURC, our payment stablecoins backed by reserves consisting of highly liquid, price-stable cash and cash equivalents, are the foundation of our platform. USDC and EURC are redeemable on a one-for-one basis for U.S. dollars and euros, respectively, directly from us by Circle Mint’s institutional customers (see “Circle Liquidity Services” for information about Circle Mint) as well as by certain end-users that are not Circle Mint customers in our role as the redeemer of last resort. In addition, all end-users can sell or exchange USDC and EURC in the secondary market. USDC and EURC enable end-users to store value in a digital form and to transact over blockchain networks, allowing for near-instant settlement, at a very low cost, with the reach of the internet. Circle stablecoins are exclusively issued by us, but are widely available through hundreds of different retail and institutional products around the world.
Circle Tokenized Funds
We have operated USYC since our acquisition of Hashnote in January 2025. USYC is a TMMF that is intended primarily for use as collateral in digital asset markets. USYC is an onchain representation of shares in a money market fund and is offered in reliance on an exemption from the registration requirements of the Securities Act.
Unlike payment stablecoins, which are not designed to provide yield, USYC provides yield to token holders derived from the underlying fund’s investments. Market participants have begun, and may continue, shifting collateral practices towards yield-bearing TMMFs because TMMFs can provide yield while maintaining characteristics sought for margin and settlement workflows; however, some issuers of TMMFs may face limitations regarding redemption, multichain interoperability, and integration with payments and settlement rails. USYC is designed to address these considerations through its integration with our platform and our payment stablecoins.
We believe that operating USYC as a TMMF alongside USDC and EURC will position us to support a broader range of institutional trading, treasury, and collateral workflows and enable customers to move efficiently between yield-bearing collateral and payment stablecoins for settlement and trading activity on third-party platforms. Since February 2025, we have issued USYC to eligible non-U.S. customers out of Bermuda under our existing DABA License granted by the Bermuda Monetary Authority (“BMA”) (see “Regulatory Landscape” for information regarding licenses and regulatory requirements).
Circle Liquidity Services
Circle Mint. Circle Mint provides institutional customers with USDC- and EURC-related services, such as minting, redeeming, and sending and receiving to and/or from Circle Mint accounts. Circle Mint also supports the custody of digital assets for eligible institutional customers, enabling them to hold and manage stablecoins and other supported digital assets within their Circle Mint accounts while maintaining robust security and operational controls.
To open a Circle Mint account, prospective institutional customers must apply with required compliance information and documentation about their entity, owners, operations, and intended use, and successfully pass our customer screening processes, including ID verification, KYC, sanctions screening, and suitability checks (e.g., business type and anticipated minting volume). Once enrolled, we offer minting services to Circle Mint customers free of charge. We offer various redemption options for Circle Mint customers, including our basic redemption which is initiated within two business days and is free of charge and our standard redemption which is initiated nearly instantly and for which we charge a nominal fee.
Core to Circle Mint is our integration with the existing financial system in order to provide robust primary liquidity (i.e., facilitating conversions between Circle stablecoins and fiat currency). Together with Circle Mint’s custody capabilities, this infrastructure helps customers manage both the fiat and digital asset sides of their operations. We believe we have built a robust global banking infrastructure, with onboarding at settlement banks that provide the primary market liquidity infrastructure to enable us to flow funds to and from Circle Mint customers to enable on- and off-ramping with Circle stablecoins. They provide multiple rails including 24/7/365 funds flow capabilities (where available). These capabilities are available locally in major financial markets worldwide. We continue to expand the network of banks that provide primary liquidity services to the Circle stablecoin ecosystem.

xReserve. Traditional bridged USDC, which allows users to lock native USDC in a smart contract and mint equivalent bridged USDC on blockchains where USDC is not natively issued or redeemed, has helped bootstrap new ecosystems but remains incompatible with native USDC. Without interoperability between bridged and native USDC, liquidity remains siloed across blockchains, creating inefficiencies, third party risks, and confusion on each transfer. To address this issue, we launched xReserve in November 2025. xReserve is an interoperability infrastructure that enables blockchain teams to deploy their own stablecoins that are redeemable for and interoperable with USDC as an alternative to launching bridged USDC. Participation in xReserve is permissioned and we charge a subscription fee for blockchain teams to use xReserve. By addressing the interoperability issue between bridged and native USDC, xReserve creates unified liquidity, reduces third-party risk, minimizes trust assumptions, and delivers a simpler user experience.

Circle Applications
Circle Applications are application-layer products and services that build on Circle Digital Assets and Arc to deliver practical utility to institutions, developers, and end-users. Our initial focus has been on payments and money movement, through our launch of CPN, alongside the support of developer-oriented products that reduce technical complexity and operational risk for onchain applications.
Circle Payments Network
CPN is a neutral enterprise-grade network that enables banks, PSPs, and enterprises to move money using stablecoins starting with cross-border payments where stablecoins deliver clear advantages in speed, cost and settlement certainty. We launched CPN in May 2025 to extend the utility of our Circle Digital Assets by enabling institutions to originate, route, and settle payments on open blockchain networks on a near-instant, 24/7/365 basis, subject to applicable compliance and risk controls. CPN is designed to support a broad set of money movement use cases including agentic payments, consumer payments, business-to-business payments, remittances, payroll, capital markets settlement, and internal treasury operations.
CPN is designed to enable institutions to embed stablecoin settlement into existing customer-facing and back-office workflows, while maintaining flexibility for new application-layer capabilities. CPN’s governance framework is intended to support safe and compliant participation and to promote operational consistency as we expand corridors, add new participants, and increase activity on the network. In particular, this governance framework requires participants to meet eligibility standards that include, among other things, appropriate licensing, anti-money laundering and countering the financing of terrorism (“AML/CFT” ) compliance, financial risk management practices, and cybersecurity protocols.
We view CPN as a multi-sided network and marketplace-style application layer for money movement that is expected to benefit from network effects as additional institutions, corridors, and workflow integrations are added. We expect CPN’s growth to support broader adoption of Circle Digital Assets, including USDC and EURC, and to create additional onchain activity that may also support adoption of Arc and our developer and interoperability infrastructure.
StableFX
StableFX is our institutional-grade stablecoin foreign exchange engine built on Arc. StableFX is currently in beta. StableFX is designed to enable eligible institutions to access and settle select stablecoin currency pairs on a 24/7/365 basis with onchain settlement and reduced counterparty risk. StableFX will allow counterparties to fund and settle trades through smart contract escrow mechanisms that have configurable, capital-efficient settlement options (e.g., both sides settle or neither does, immediate vs. deferred settlement, etc.) depending on the need of the user. StableFX is designed to simplify access to stablecoin foreign exchange liquidity by reducing reliance on bilateral onboarding and credit arrangements. StableFX is designed to support an expanded set of stablecoin currencies, including USDC, EURC, and certain third-party stablecoins onboarded through our partner program, to increase the breadth of currency coverage available for onchain foreign exchange conversion.
Regulatory Landscape
Our “regulation-first” philosophy
We have always operated with a “regulation-first” philosophy and have built a robust compliance infrastructure. Our compliance program focuses on a wide range of laws and regulations enacted by U.S. federal, state, and local governments, foreign governments, and supra-national regulatory authorities. We are proud to be among the most regulatory-compliant companies in the digital assets industry.

Principal U.S. federal and state regulatory regimes
The laws and regulations to which we are or may be subject are rapidly evolving. Most significantly, on July 18, 2025, President Trump signed into law the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”). The GENIUS Act requires the primary federal payment stablecoin regulators to adopt implementing regulations, and the Act will take effect on the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue any such implementing regulations.
The GENIUS Act
The GENIUS Act establishes the first comprehensive U.S. federal framework specifically tailored to payment stablecoins. The GENIUS Act generally limits issuance of payment stablecoins in the United States to “permitted payment stablecoin issuers” (“PPSIs”) subject to federal or state supervision, and it sets baseline requirements for PPSIs, including reserve composition, timely redemption, financial crime compliance, risk management, consumer protection, disclosures, and examinations. Once effective, the GENIUS Act will also provide that (i) payment stablecoins issued by PPSIs are (A) not securities under federal securities laws and (B) excluded from the definition of “commodity” under the Commodity Exchange Act; and (ii) PPSIs are not investment companies.
The GENIUS Act is important because it will provide clear, nationwide standards for the issuance and use of payment stablecoins in the U.S., which we believe can increase market confidence and support broader institutional adoption. The GENIUS Act’s reserve, redemption, and disclosure requirements align with core elements of our regulation-first approach and our current operating practices. In particular, under the GENIUS Act, payment stablecoins must be fully backed by highly liquid reserves – consisting of central bank balances, cash, demand deposits, short-term treasuries and repurchase and reverse repurchase agreements, certain money-market fund securities, and tokenized versions of these (plus any similarly liquid federal assets regulators approve) – which required reserves are consistent with our present reserve management practices for USDC. See “—Reserve management standard” for information regarding our standards for managing Circle stablecoin reserves. Additionally, we expect the framework to influence market structure by increasing compliance expectations for stablecoin issuers and by establishing stringent conditions under which foreign-issued stablecoins may be offered on U.S. platforms.
Current principal U.S. federal and state regulatory regimes
We are subject to multiple U.S. federal and state regulatory regimes that govern the issuance and transmission of monetary value, including in the form of digital assets, as well as related compliance, consumer protection, and supervisory requirements. Some of these will cease to apply to us once the GENIUS Act is effective, though several will continue to apply to us even after that time. These regimes include state money transmitter licensing and related stored value rules, federal registration as a money services business with the U.S. Treasury Department’s Financial Crimes Enforcement Network, and certain state virtual currency licensing requirements, including those imposed by the New York Department of Financial Services (“NYDFS”) due to Circle Internet Financial, LLC’s holding of a virtual currency license (“BitLicense”). Together, these requirements generally impose obligations relating to recordkeeping and reporting, capital and bonding, customer due diligence and AML/CFT compliance programs, and limitations on the investment and use of customer funds and reserve assets, including requirements to hold reserve assets for the benefit of stablecoin holders and prohibitions on lending, pledging, rehypothecating, or otherwise encumbering those reserves. In addition, we are subject to, or may become subject to, other specialized regimes.
In December 2025, we received preliminary conditional approval from the Office of the Comptroller of the Currency (“OCC”) to establish a national trust bank, First National Digital Currency Bank, N.A. (“Circle National Trust”). Once fully approved, Circle National Trust will operate as a federally regulated trust institution, subject to OCC oversight, and will oversee the management of the USDC reserve according to our reserve management policy. See “—Reserve management standard” for information regarding our standards for managing Circle stablecoin reserves. In addition, subject to regulatory approval, Circle National Trust is expected to offer digital asset custody services to our affiliated entities and, through Circle Mint, to unaffiliated institutional customers.
We also operate in a regulatory environment in which U.S. commodities and derivatives laws may apply to certain digital assets and related transactions, including through the Commodity Futures Trading Commission’s (“CFTC”) jurisdiction over derivatives and its enforcement authority in spot markets for commodities. U.S. securities laws also remain relevant to stablecoins and related products. While the GENIUS Act, once effective, will exclude payment stablecoins issued by PPSIs from the definition of “security” under federal securities laws, until that effective date—and for products outside its scope—we continue to assess our products under existing law and applicable judicial and regulatory interpretations.

Principal non-U.S. regulatory regimes
Outside of the United States, the activities of our foreign affiliates are, or may be, supervised by various financial regulatory authorities. Similar to the United States, the laws and regulations applicable to virtual currency and other digital assets are evolving and subject to interpretation and change. We are constantly evaluating opportunities to expand into jurisdictions in which we currently do not operate. As of December 31, 2025, the following were the principal non-U.S. regulatory regimes applicable to our business and foreign subsidiaries:
•Abu Dhabi Global Market. Circle Internet MEA Ltd. holds a Financial Services Permission license from the Financial Services Regulatory Authority of Abu Dhabi Global Market, the International Financial Centre (“IFC”) of Abu Dhabi, the Capital of the United Arab Emirates, to operate as a money services provider in the IFC.
•Bermuda. Circle International Bermuda Limited holds a DABA license and is regulated by the BMA. Circle International Bermuda Limited issues USYC and offers Circle Mint accounts out of Bermuda, along with other ancillary activities.
•European Union. Circle Internet Financial Europe SAS (“Circle France”) holds a Digital Asset Service Provider (“DASP”) registration and an E-Money Institution (“EMI”) license in France, subject to supervision by the Authorité des Marchés Financiers and the Autorité de Contrôle Prudentiel et de Résolution, respectively. The DASP allows Circle France to custody, transmit, and exchange digital assets, and the EMI license allows Circle France to issue USDC and EURC within the European Economic Area (“EEA”) subject to the Markets in Crypto-Assets Regulation’s (“MiCAR’s”) regulatory obligations for stablecoins or e-money tokens.
•Singapore. Circle Internet Singapore Pte Ltd. holds a Major Payments Institution License (“MPI”) and is regulated by the Monetary Authority of Singapore (“MAS”). The MPI allows us to operate as a Digital Payment Token Services Provider to conduct payment/digital payment token (“DPT”) services, including those related to account issuance, domestic, and cross-border and DPT services, which includes the offering, resale, and custody of USDC.
•United Kingdom. Circle UK Trading Limited holds an Electronic Money Issuer license with the UK Financial Conduct Authority (“FCA”).
Other Regulatory Requirements
We are subject to extensive and evolving regulatory requirements, including requirements relating to AML/CFT compliance, economic and trade sanctions, anti-bribery and anti-corruption, data privacy and information security, consumer protection, unclaimed property, taxation and tax reporting, and other supervisory and compliance obligations. We maintain policies, controls, and governance processes designed to support our compliance with applicable AML/CFT and economic sanctions laws and regulations, including risk-based customer and transaction screening, transaction monitoring and suspicious activity reporting, and the ability, where appropriate, to restrict interaction with persons and entities that are the subject of economic sanctions, sanctioned jurisdictions, or blockchain and wallet addresses. We also maintain compliance programs designed to address anti-bribery and anti-corruption requirements and other regulatory expectations applicable to our operations and our relationships with government entities. We are also subject to specialized regulatory regimes, and our operations may be indirectly affected by regulatory requirements imposed on our banking and financial institution partners, including audit, cybersecurity, privacy, and business continuity expectations. We operate information security and privacy programs designed to protect sensitive data and support the safe operation of our products and services, and we monitor changes in law and regulation that could increase compliance costs, affect product design, or otherwise impact our business.
For further discussion of how domestic and global regulations may impact our business, see Item 1A “Risk Factors—Risks related to government regulation”.
Reserve Management Infrastructure
Sound reserve management is central to our operations.
Our platform benefits from the strength, operating resiliency, and risk management capabilities of the leading financial institutions that are part of our reserve management infrastructure. We hold reserves in a manner designed to ensure liquidity and preservation of reserve assets. See “—Reserve management standard” for information regarding our standards for managing Circle stablecoin reserves. In compliance with applicable laws and regulatory guidance, we (i) limit Circle stablecoin reserves to highly liquid financial instruments, (ii) hold reserves in accounts that are titled FBO holders of USDC and EURC, respectively, and (iii) do not lend, borrow against, or encumber the reserves.

As of December 31, 2025, we held approximately 88% of USDC reserves in the Circle Reserve Fund, a government money market fund pursuant to Rule 2a-7 under the 1940 Act managed by BlackRock and available only to us. The assets within the Circle Reserve Fund are held in the custody of BNY. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Composition of USDC reserves” for additional information regarding the Circle Reserve Fund. The remaining portion of USDC reserves (typically 10-20%) are held as cash in accounts that are titled FBO holders of USDC, primarily with banks designated by the Financial Stability Board as Global Systemically Important Banks (“GSIBs”), which are subject to the highest capital and liquidity requirements and the greatest level of regulatory supervision. A small fraction of USDC reserves is held as cash within several additional banks, which facilitate the flow of funds from reserves to Circle Mint customers. Currently, all EURC reserves are held only in cash.
Core to our reserve management infrastructure is reporting and independent assurance. Since the launch of USDC in September 2018 and EURC in June 2022, we have provided full transparency into assets comprising Circle stablecoin reserves, first on a monthly basis (on our website), then on a weekly basis (also on our website), and now, in the case of the Circle Reserve Fund, on a daily basis (on BlackRock’s website). Furthermore, since USDC’s launch, we have provided the public with independent, third-party monthly assurance over the value and composition of these assets from leading public accounting firms (currently, a Big Four firm), whose reports are available for both USDC and EURC on our website.
Reserve management standard
Our reserve management standard complies with applicable regulatory requirements and supervisory guidance for stablecoin reserves, including the guidelines set forth by NYDFS for USDC reserves and the reserve requirements set forth by the MiCAR for EURC reserves.
Our reserve management standard limits the types of assets that may be included in USDC reserves to (i) U.S. Treasury securities with remaining maturities of three months or less, (ii) cash deposits at global banks, (iii) tri-party reverse repurchase agreements on an overnight basis fully collateralized by U.S. Treasury securities, in which the collateral is market-priced greater than the allocated cash amount at the time of purchase and custodied with a third-party custodian with a minimum credit rating of A, A2, or equivalent as determined by rating agencies, (iv) government money market funds, and (v) other financial instruments including digital tokenized products, where the underlying asset composition of such financial instruments is limited solely to eligible assets set forth in the preceding (i) through (iv).
Our reserve management standard also limits the types of assets that may be included in EURC reserves to (i) cash deposits at global banks, (ii) tri-party reverse repurchase agreements on an overnight basis, over-collateralized by eligible assets that constitute reserve assets under MiCAR, with appropriate margins determined based on then-current market conditions and volatility of the specific eligible assets used as collateral, (iii) euro-denominated sovereign debt securities, (iv) qualifying government bond Undertakings for Collective Investment in Transferable Securities funds, and (v) other financial instruments including digital tokenized products, where the underlying asset composition of such financial instruments is limited solely to eligible assets set forth in the preceding (i) through (iv).
We intend to continue to maintain a reserve management standard that is substantially consistent with our current standard subject to applicable law.
Our reserve management committee, chaired by our Chief Financial Officer and made up of members of senior management, sets reserve management strategy and approves guidelines within which day-to-day reserve management should be conducted, considering among other things applicable regulatory requirements and guidance, reserve asset liquidity, issuer and partner credit risk, and reserve diversification and concentration. Within the guidelines set by our reserve management committee, our reserve management and strategy team, consisting of members from our Treasury function and led by our Treasurer, manages the daily operations of Circle stablecoin reserves.

Treatment of reserve assets
We believe that Circle stablecoins are structured in a manner that entitles the holder to absolute beneficial ownership of the underlying reserve assets, given that we hold only bare legal title to the underlying assets and have no beneficial interest or property rights in such assets. Therefore, the reserve assets backing USDC and EURC, beyond the bare legal title that we hold, should not be considered property of our bankruptcy estate in the event of a bankruptcy or insolvency. Due to the novelty of stablecoins, however, courts have not yet considered the treatment of underlying reserve assets in the context of a bankruptcy or insolvency of a stablecoin issuer and have only issued a limited number of rulings related to digital assets in the context of a bankruptcy or insolvency. Should a court conclude—consistent with our position—that the underlying reserve assets are the property of stablecoin holders, and not the bankruptcy estate, stablecoin holders may still experience delays in recovering the underlying assets due to, among other things, bankruptcy administration, ongoing litigation, or application of the automatic stay. At the same time, it is possible that a U.S. court, in the case of assets held in reserve for USDC held by non-EEA holders, or a French court, in the case of (i) EURC and (ii) assets held in reserve for USDC held by EEA holders, could instead determine that the reserve assets backing USDC and EURC, respectively, are property of our bankruptcy estate. If this were to happen, other creditors of Circle may be able to obtain recoveries from the underlying reserve assets and holders of Circle stablecoins could be treated as general unsecured creditors of Circle, which could result in Circle stablecoin holders receiving only partial recoveries rather than the full purported value of their stablecoin holdings.
In addition, following the passage of the GENIUS Act, we are exploring ways to further enhance protections and provide certainty for USDC holders in the unlikely event of insolvency. To that end, on June 30, 2025, we submitted to the OCC an application on behalf of our proposed subsidiary to form Circle National Trust as a national trust bank. In December 2025, we received conditional approval to establish Circle National Trust. Once fully approved, Circle National Trust will operate as a federally regulated trust institution, subject to OCC oversight, and will oversee the management of the USDC reserve according to our reserve management policy. Circle National Trust will hold a first-priority perfected security interest in the USDC reserve as collateral trustee for the benefit of USDC holders, and protect the interests of USDC holders in the event of insolvency. See “Business—Reserve management standard” for information regarding our standards for managing Circle stablecoin reserves.
We continue to monitor legal, regulatory, and other developments in order to take reasonable and appropriate steps to continue the safeguarding of Circle stablecoin reserves.
Key Partnerships
Collaboration with Coinbase
In 2018, we partnered with Coinbase, the leading U.S. digital asset exchange, through the Centre Consortium, a joint venture between Coinbase and us, to support the growth of USDC and promote broader adoption of stablecoins. While Coinbase was not required to distribute USDC, we shared reserve-related income to align incentives and support USDC liquidity and usage.
In August 2023, we entered into an updated Collaboration Agreement (the “Collaboration Agreement”) with Coinbase that aligns both parties around USDC growth while providing us with sole governance of our stablecoin network. Coinbase also received a minority equity stake in us, and we entered into an intellectual property license that permits Coinbase to perpetually use certain of our stablecoin trademarks (including USDC and EURC) in connection with marketing and distributing those stablecoins, subject to termination rights in certain circumstances.
Under the Collaboration Agreement, Coinbase supports usage of our stablecoins by its customers across its key products (including on- and off-ramps), and we make payments to Coinbase tied principally to net reserve income from USDC. Payments to Coinbase are calculated from a daily payment base equal to net reserve income (after certain third-party reserve management fees and expenses), from which we retain an issuer portion, we and Coinbase receive allocations based on the amount of the stablecoin held on each party’s platform, and Coinbase receives half of the remaining amount of income generated from stablecoins circulated in the broader ecosystem, after deducting amounts paid to any approved third-party ecosystem participants pursuant to our Stablecoin Ecosystem Agreement with Coinbase (the “Stablecoin Ecosystem Agreement”). In our Consolidated Financial Statements, the payments made to Coinbase under the Collaboration Agreement are recorded as distribution costs with respect to the applicable stablecoin.

The Collaboration Agreement has an initial three-year term. Prior to the lapse of the initial term, we and Coinbase will discuss in good faith whether any modifications to the Collaboration Agreement are warranted. If such modifications are not agreed upon, the Collaboration Agreement will automatically renew for additional three-year terms unless we or Coinbase fail to meet ongoing obligations under the Collaboration Agreement. Additionally, Coinbase has a termination right if we fail to perform on our obligations under the Collaboration Agreement, and we have the right to reduce certain monthly payments if we and Coinbase are unable to agree on renewal terms and Coinbase has failed (after a cure period) to provide specified USDC support outlined in the Collaboration Agreement.
The Collaboration Agreement also addresses situations where continued payments or use of certain trademarks could be restricted by law or regulation, including provisions that could result in changes to our trademark ownership and licensing arrangements for the affected stablecoin, in each case, as outlined in the agreement. See “Risk Factors—Risks related to intellectual property—Our Collaboration Agreement with Coinbase could cause us to lose ownership or use of our trademarks upon the occurrence of certain events.” for more information regarding these provisions.
We believe that our strong alliance with Coinbase will enable us to continue to grow USDC and our stablecoin network and that the payment structure incentivizes Coinbase to grow the usage of USDC and increase USDC liquidity.
Agreements with Binance
In November 2024, we entered into an agreement (the “November Binance Agreement”) with Binance under which Binance agreed to (i) conduct marketing activities to promote USDC as the first approved participant under the Stablecoin Ecosystem Agreement and (ii) maintain a portion of its treasury in USDC. In connection with this agreement, we paid Binance a $60.3 million one-time upfront fee and agreed to pay monthly incentive fees based on USDC balances held on Binance’s platform and in its treasury (subject to minimum balance requirements), as applicable. The treasury arrangement has a two-year term.
In August 2025, we entered into an expanded agreement with Binance (the “August Binance Agreement”) relating to promotion of USDC held through our Modular Smart Contract Wallet infrastructure services, under which we agreed to pay monthly incentive fees based on USDC balances held through those services. The August Binance Agreement has a four-year term, but we and Binance may unilaterally terminate upon the occurrence of certain specified events. Upon completion of the August Binance Agreement, if we and Binance cannot reach an agreement to extend the term, there is a one-year tail during which payments and promotional obligations continue. The August Binance Agreement supersedes the non-treasury portion of the November Binance Agreement and is outside of the provisions of the Stablecoin Ecosystem Agreement.
Partnership with BlackRock
In April 2022, we entered into a memorandum of understanding with BlackRock (the “MOU”) pursuant to which we and BlackRock agreed to explore areas of collaboration related to stablecoins, including potential capital markets applications for USDC during the MOU’s three-year term. In addition, we appointed BlackRock as the exclusive manager of USDC reserves, subject to our ability to hold up to 20% of USDC cash reserves in bank deposits, and we granted BlackRock certain customary rights, including a right of first refusal for similar reserve-management arrangements for other stablecoins and notice rights for certain material transactions. The MOU also contemplated BlackRock’s plan to launch an SEC-registered money market fund specific to us and to which we would subscribe, which fund would invest pursuant to the requirements of Rule 2a-7 under the 1940 Act. Pursuant to this plan, BlackRock launched the Circle Reserve Fund in 2023, but the Circle Reserve Fund is not governed by the terms of the MOU and is therefore not impacted by it. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Composition of USDC reserves” for additional information regarding the Circle Reserve Fund.
Prior to the expiration of the MOU, we entered into a new memorandum of understanding with BlackRock in March 2025 (as amended and restated, the “New MOU”), which substantially replaces the MOU. Under the terms of the New MOU, we agreed to treat BlackRock as our preferred partner for managing stablecoin reserves and agreed to prioritize, where possible, holding our reserves for the issuance of Circle stablecoins and other products with BlackRock. In particular, we committed to maintaining at least 90% of our U.S.-managed fiat reserves for USDC (excluding bank deposits) with BlackRock managed products, unless legal, regulatory, or operational requirements mandate otherwise. Furthermore, BlackRock agreed to prioritize and prefer USDC and all Circle stablecoins for all U.S. dollar payment stablecoin-related use cases and committed not to develop and launch a competitive payment stablecoin, provided that we continue to fulfill our payment obligations for reserve management. The New MOU remains in effect for a four-year term.

Competitive Landscape
We operate in a rapidly evolving and highly competitive industry. Although our competitive landscape can evolve given the category-defining nature of our platform, our main competition today primarily consists of private issuers of other stablecoins as well as technology startups providing tools and services to blockchain developers, including digital wallets. We are also facing increasing competition from financial services companies and newly emerging yield-bearing digital assets, including TMMFs, and blockchain network providers that seek to become the preferred rails for stablecoin issuance and settlement.
Within the competitive landscape for stablecoins, we compete primarily with two key competitor categories:
• Offshore, unregulated stablecoin issuers, like our primary competitor Tether, that operate without supervision or compliance with the requirements of being a federal- or state-licensed provider of money services; and
• Other primarily U.S.-based regulated digital asset industry participants who are issuing U.S. dollar-based stablecoins.
In addition to the competitive landscape for stablecoins, competition occurs across multiple additional layers of the digital asset and payments ecosystem, including from payment services and networks; other issuers of tokenized products (including asset-backed, algorithmic, and yield-bearing digital assets); blockchain network providers and related infrastructure providers (including those that compete to provide the base-layer settlement environment for stablecoins and tokenized assets); interoperability infrastructure providers (including cross-chain and orchestration services); digital asset custody and safekeeping providers; banks and other financial institutions; wallet providers and application platforms; providers of wallet and developer tooling that abstract away blockchain complexity and shape distribution and user experience; and national governments and central banks. Traditional financial institutions and large payment companies may also develop proprietary solutions or enter the digital asset and infrastructure market directly, and the establishment of clearer regulatory frameworks for stablecoins may further encourage new entrants, including banks with established customer bases and financial infrastructure.
While regulatory and operational requirements may create barriers to entry in certain jurisdictions, we expect competition to continue to intensify as stablecoins and blockchain-based financial infrastructure are increasingly adopted and as market participants seek to capture associated growth opportunities.
We believe we compete favorably across key competitive factors and that we have developed a platform business that is difficult to replicate. However, some of our current and potential competitors have longer operating histories, particularly with respect to digital financial services products, significantly greater financial, technical, marketing, and other resources, and larger customer bases than we do. For a comprehensive description of risks related to competition, see Item 1A “Risk Factors”.
Culture and Workforce
Our mission is to raise global economic prosperity through the frictionless exchange of value. This mission is deeply resonant with Circle employees.
Our values guide both what we deliver and, importantly, how we deliver it. We are:
• High integrity. We seek open and honest communication and hold ourselves to very high moral and ethical standards. Our customers and partners implicitly experience us as high integrity, and our customer-centric choices demonstrate this to them again and again.
• Future Forward. We embrace a transformative vision for the future, and this future forward energy is core to how we operate. Adaptive, agile and constantly looking around corners, we thrive on complexity and uncertainty, and constantly drive change through technology and its transformative potential. We question old practices and processes, always knowing that we can improve ourselves for the betterment of our customers and fulfilling our founding vision.
• Multi-stakeholder. We organize, incentivize, and measure ourselves against meeting the needs of all of our stakeholders—our customers, our shareholders, our employees and families, our local communities, and our world.
• Mindful. We seek to be present and aware, to be respectful, active listeners (with each other and with our customers alike), and to pay attention to detail. We do not rush to judgment, and when we are swept up by strong emotions we patiently observe and acknowledge them before reacting. Our mindfulness leads to better understanding, and more respectful, careful, and deliberate choices.

• Driven by excellence. We are driven by our mission and our passion for customer success. Being driven also means that we relentlessly pursue excellence, that we do not tolerate mediocrity, that we reward based on merit, and that we work intensely to achieve our goals. We are a team that seeks to bring everyone along in our collective achievement.
Our flexible approach to where employees work helps us to recruit and retain the brightest, most dynamic talent worldwide. We take pride in fostering a culture that integrates experts from diverse experiences and skillsets. We believe we have assembled a talented group of employees who are passionate about solving significant challenges in our markets. As of December 31, 2025, we had approximately 1,100 employees.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademark, patent, trade secret, and copyright laws in the United States and similar laws in other countries, as well as confidentiality procedures, contractual commitments, and other legal rights to establish, maintain, and protect our intellectual property and proprietary rights. We have an active program of establishing, maintaining, and protecting our intellectual property and proprietary rights, including our proprietary technology, through the filing of patents, registration of trademarks, and use of contractual measures and other intellectual property rights.
As of December 31, 2025, we had 27 issued patents in the United States and had filed 56 provisional patent applications in the United States, as well as 25 patent applications in foreign jurisdiction with respect to our technology. We held 393 registered trademarks in foreign jurisdictions. We also held 25 pending trademark applications in the United States, as well as 174 pending trademark applications in foreign jurisdictions. We intend to file additional trademark applications with respect to our brands.
We generally enter into agreements with our employees, consultants, contractors, and other third parties that include confidentiality and nondisclosure provisions in order to limit access to, and disclosure and use of, our confidential information, trade secrets, know-how, and proprietary technology. Those agreements also often include invention or work product assignment provisions to establish, maintain, and protect our brand and other intellectual property rights. We may also agree to license our intellectual property to third parties as part of various agreements. Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, intellectual property protection may not be available to us in every country in which our products are available and the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or technologies that are substantially similar to ours and that compete with our business. For additional information, see Item 1A “Risk Factors—Risks related to intellectual property.”
Available Information
Our website is located at www.circle.com, and our investor relations website is located at www.investor.circle.com. Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, is available on our investor relations website, free of charge, after we file or furnish them with the SEC and they are available on the SEC's website at www.sec.gov. We webcast via our investor relations page our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance and other items that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases, and blogs. In addition to filings with the SEC and our investor relations page, we use our blog located at www.circle.com/blog, press releases located at www.circle.com/pressroom, our X feed located at x.com/circle, and our Linkedin page located at www.linkedin.com/company/circle-internet-financial, to communicate information about earnings results and updates, which may be of interest or material to our investors. Further, corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The information contained on, or that may be accessed through our websites, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-K, including our audited financial statements and the notes thereto, before deciding to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occurs, our business, results of operations, financial condition, and prospects would likely suffer. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
Summary Risk Factors
Our business and Class A common stock are subject to many risks, as more fully described in this “Risk Factors” section. These risks include, among others, risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to:

•We face intense and increasing competition;

•Stablecoins may face periods of uncertainty, loss of trust, or systemic shocks resulting in the potential for rapid redemption requests. Extreme scenarios, such as market shocks that affect the value of USDC reserves or simultaneous requests to redeem all or substantially all USDC in circulation, or concerns related to Circle stablecoin reserves, may lead to redemption delays and USDC reserves being insufficient to meet all redemption requests;

•As a relatively new innovation, digital assets and the blockchains that support them are particularly susceptible to operational challenges and risks, including due to surges in demand;

•The acceptance of Circle stablecoins could be negatively impacted by the disruptions in secondary marketplaces that facilitate the purchase and sale of Circle stablecoins;

•Any negative publicity regarding digital assets or the broader digital asset industry may have an outsized negative effect on consumer confidence;

•The GENIUS Act will change the payment stablecoin ecosystem and may affect our business in ways that cannot yet be known;

•The GENIUS Act amends the U.S. federal securities laws to explicitly exclude from the definition of “security” payment stablecoins issued by PPSIs, which will include USDC. However, until those amendments are effective, we will continue to rely on our conclusion that USDC is not a security under the U.S. federal securities laws;

•We hold a substantial amount of USDC reserves in the Circle Reserve Fund and thus are subject to risks associated with the issuer, the manager, and the custodian of the Circle Reserve Fund;

•Any significant disruption in our or our third-party service providers’ or partners’ technology could result in a loss of customers or funds and adversely impact our business, results of operations, financial condition, and prospects;

•Our customers’ funds and digital assets may fail to be adequately safeguarded by us or the third-party service providers upon whom we rely;

•Our inability to maintain existing relationships with financial institutions and similar firms or to enter into new such relationships could impact our ability to offer services to customers;

•We are subject to credit risks in respect of counterparties, including banks and other financial institutions;

•If we are unable to maintain existing distribution and partnership arrangements or enter into additional distribution or partnership arrangements on less favorable financial terms, USDC and EURC in circulation and Circle’s financial results may be adversely affected;

•Our products and services may be exploited by our customers, employees, service providers, and other third parties to facilitate illegal activity such as fraud, money laundering, terrorist financing, gambling, tax evasion, and scams;

•Our compliance and risk management methods might not be effective;

•Fluctuations in interest rates could impact our results of operations;

•We are subject to an extensive and highly evolving regulatory landscape;

•The regulatory environment to which we are subject gives rise to various licensing requirements, significant compliance costs, and other restrictions, and noncompliance could result in a range of penalties, including fines, compliance costs, operational restrictions, reputational damage, and loss of licenses;

•We are subject to laws, regulations, and executive orders regarding economic and trade sanctions, anti-bribery, AML, and counter-terrorism financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them. As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities; and

•Insiders continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

Risks related to our business and industry

We face intense and increasing competition.

We operate in a rapidly changing and highly competitive industry, and our results of operations and future prospects depend in part on the continued growth of the Circle platform, our ability to monetize the Circle platform, and our ability to innovate and create successful new products and services and improve existing products and services.

We expect our competition to continue to increase. We face competition from both established enterprises and early-stage companies that are attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, particularly with respect to digital financial services products, significantly greater financial, technical, marketing, and other resources, and larger customer bases than we do. This may allow them to offer more competitive pricing or other terms or features, a broader range of digital financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in end-user and customer preferences. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share or revenues, they may offer terms, including fee structures, that are more favorable than ours, which could result in a decrease of our market share or revenues or lead us to adopt less profitable business practices, or otherwise exert downward pressure on our results of operations. For example, actions and policies of those who engage with our products and services, including our distributors, over which we do not control or oversee, could negatively impact our results of operations. In any case, with increased competition, we may be required to incur additional costs or expenses relative to our revenue to maintain or grow the Circle platform and the market acceptance of our products and services.

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

Our entry into new markets may also impact our marketing strategy, and we may not be able to anticipate how our customers, stockholders, and the market will perceive and respond to any such shifts. The pursuit of new product offerings may also divert management’s attention and redirect the flow of resources away from USDC and EURC.

Additionally, offshore competitors that purport to be outside of the reach of the GENIUS Act may have a competitive advantage due to more permissive regulatory and tax structures. Some of these competitors appear to not be regulated by any competent authority and to pay taxes that are significantly lower than what Circle pays. Further, the introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued stablecoins, or significantly limit their utility. When new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or ability to capitalize on new market opportunities.

We currently compete at multiple levels with a variety of competitors, including:

•payment services;
•fiat-backed, asset-backed, digital asset-collateralized, algorithmic, non-backed and yield-bearing tokens;
•blockchain infrastructure services;
•digital asset safekeeping services;
•banks and nonbank financial institutions; and
•digital wallet providers platforms.

In particular, we compete with and rely on traditional banks for many of the services we offer. We are subject to regulation by a variety of state and federal regulators across our products and services, and we rely on banks to provide banking services to our customers. This regulation by multiple federal, state, and local authorities increases our compliance costs, as we navigate multiple regimes with different examination schedules and processes and varying disclosure requirements. In addition, while the passage of the GENIUS Act has established a clear legal and regulatory framework for stablecoins in the United States, it may attract new market participants that compete with Circle. In particular, banks and other traditional financial institutions with well-established customer bases and financial infrastructures may decide to enter the stablecoin industry, and/or to offer tokenized deposits, which could intensify competition and hinder our growth opportunities.

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

Stablecoins may face periods of uncertainty, loss of trust, or systemic shocks resulting in the potential for rapid redemption requests. Extreme scenarios, such as market shocks that affect the value of USDC reserves or simultaneous requests to redeem all or substantially all USDC in circulation, or concerns related to Circle stablecoin reserves, may lead to redemption delays and USDC reserves being insufficient to meet all redemption requests.

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

Market participants have increasingly shown concern about the sufficiency and liquidity of reserves for dollar-denominated stablecoins, including due to issues in the traditional financial markets. For example, in March 2023, we announced that we had initiated transfers of more than $3 billion of deposits from Silicon Valley Bank (“SVB”) to other banks, but those transfers failed to settle before the Federal Deposit Insurance Corporation (the “FDIC”) placed the bank into receivership. Although all of these funds were ultimately made available and transferred to new banks, concerns related to Circle’s access to these funds caused USDC to experience a temporary price dislocation on certain secondary trading markets during the period when banks were closed and until the resulting backlog of redemption requests had been cleared, and the amount of USDC in circulation decreased thereafter.

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

Market events have brought significantly more attention to some of the risks with digital assets, and we believe have contributed, in part, to outflows from USDC at such times. We believe that events in the traditional financial markets and digital asset markets have underscored the importance of robust transparency, audits, and having regulated stablecoins as building blocks for trust and the functioning of a well-regulated, orderly market for digital assets.

We are unable to predict the timing or severity of any significant or concentrated redemption requests on Circle stablecoins. For example, the collapse of one digital asset or company, including those in the traditional finance sector, such as banks, may result in contagion effects for Circle or the broader digital asset market.

As a relatively new innovation, digital assets and the blockchains that support them are particularly susceptible to operational challenges and risks, including due to surges in demand.

The relative novelty of digital assets may pose operational challenges and risks. In particular, some blockchains that support digital assets have limited operating histories, have not been validated in production, have vulnerabilities that could be abused by malicious users, and are still in the process of developing and making significant decisions that will affect their respective underlying blockchains. Those features could lead to novel operational risks related to the settlement and validation of transactions, which could result in fraudulent misuse of such blockchains involving Circle’s digital assets or otherwise adversely affect the digital assets whose protocols are built on top of such blockchains. Failures in one or more public blockchains could result in sustained periods where end-users cannot access or transfer their Circle Digital Assets, which could result in Circle Digital Assets losing their reputation as a safe and reliable payment technology. Furthermore, we have in the past experienced and may in the future encounter periods of extreme and persistent minting activities, which may result in operational delays in accepting fiat currencies, including due to capacity constraints or otherwise, at the banking institutions where our reserves are currently held. Such delays in processing users’ minting requests could negatively impact our ability to attract market entrants and customers and may cause demand to shift toward our competitors.

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

The various markets for stablecoins have varying degrees of liquidity. There is no assurance that there will continue to be an active and liquid secondary market for any market participant to buy or sell Circle stablecoins. We provide Circle Mint customers the ability to mint and redeem USDC and EURC directly from us on a one-for-one basis for the U.S. dollar and the euro, respectively, as well as end-users that are not Circle Mint customers (subject to certain eligibility requirements) the ability to redeem USDC and EURC directly from Circle Internet Financial Europe SAS on a one-for-one basis for the U.S. dollar and the euro, respectively. All end-users can purchase, sell, or exchange Circle stablecoins in the secondary markets. However, significant disruptions at secondary marketplaces caused by technical, operational, security, legal, or regulatory issues could cause non-Circle Mint customers to have limited access to markets to obtain Circle stablecoins, cause non-Circle Mint customers to have limited access to markets to exchange their Circle stablecoins for fiat currency or other digital assets, or cause temporary market pricing dislocations, which could have a material adverse effect on the acceptance and use of Circle stablecoins.

Negative developments regarding, including a run on, USDT could adversely affect our business, results of operations, financial condition, and prospects.

USDT is currently the largest stablecoin. As a result, negative developments regarding, or the actual or perceived instability of, USDT could cause a loss of trust in other stablecoins, including Circle stablecoins, adversely affect the stablecoin industry and the digital assets ecosystem as a whole, and result in dramatic market volatility for stablecoins specifically and digital assets generally. A temporary price dislocation in the secondary markets or an outright run on USDT could lead to sustained redemption demand for, a run on, or a similar price dislocation of Circle stablecoins in the secondary markets. Conversely, significant outflows from USDT could also result in significant inflows into USDC, which could outpace our ability to mint sufficient USDC to meet such demand. Although we have never experienced any inability to accommodate customer minting or redemption requests when other stablecoins experienced such price dislocation, it is possible that the volatility of inflows and outflows and the demand for minting or redemptions could be so strong that we may encounter operational difficulties in meeting such demand.

Any negative publicity regarding digital assets or the broader digital asset industry may have an outsized negative effect on consumer confidence.

As is the case with other novel technology, compared to more established and well-known industries, any negative publicity regarding blockchain technology and digital assets companies could have an outsized negative effect on confidence in blockchain technology in general and Circle in particular. For example, since the inception of blockchain technology, there have been incidents of smart contract developers acting maliciously and misappropriating funds, and numerous digital asset businesses and platforms have been sued, investigated, or shut down due to fraud, illegal activities, the sale or issuance of unregistered securities, manipulative practices, business failure, and cyberattacks or security breaches. In addition, the energy usage and environmental impact of certain blockchains have attracted considerable attention, which could potentially create a negative consumer sentiment and perception of digital assets and delay a wider acceptance and use of Circle Digital Assets, whether or not Circle Digital Assets are available on those blockchains.

The GENIUS Act will change the payment stablecoin ecosystem and may affect our business in ways that cannot yet be known.

On July 18, 2025, President Trump signed into law the GENIUS Act. The GENIUS Act creates a new federal regulatory regime for payment stablecoins, including Circle stablecoins, and issuers of payment stablecoins, including Circle. The GENIUS Act leaves much of its implementation to rulemaking by U.S. regulators. While the GENIUS Act has been signed into law, it will not become effective until the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue any final regulations implementing the GENIUS Act (the “GENIUS Act Effective Date”).

Among many other provisions, the GENIUS Act defines “payment stablecoin”; prohibits issuance of payment stablecoins in the United States by anyone other than a permitted payment stablecoin issuer (“PPSI”); outlines a comprehensive regulatory regime for PPSIs (as described further below); prohibits PPSIs and foreign payment stablecoin issuers from paying the holder of any payment stablecoin any form of interest or yield (whether in cash, tokens, or other consideration) solely in connection with the holding, use, or retention of such payment stablecoin; excludes payment stablecoins issued by a PPSI from the definition of “security” under the U.S. federal securities laws; limits the reserve assets permissible for payment stablecoins and clarifies the treatment of payment stablecoins issued by non-U.S. issuers. The impact of these legal and regulatory changes to the payment stablecoin ecosystem in general, and Circle and Circle stablecoins in particular, will depend in large part on how the GENIUS Act is implemented through rulemaking by U.S. regulators.

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

As a result, until such date for USDC, and for the foreseeable future for EURC (which will not be issued by a PPSI), we will continue to rely on our conclusion that Circle stablecoins are not securities under current U.S. federal securities laws. We have continually evaluated Circle stablecoins against the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and have concluded that Circle stablecoins are not securities under those tests. We believe our conclusion has been further strengthened by a statement on April 4, 2025 by the SEC’s Division of Corporation Finance on the status of “Covered Stablecoins” under the U.S. federal securities laws. We acknowledge, however, that a court, state regulators, state attorneys general, or other regulatory authorities could take a different view.

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

We intend to offer and support certain digital assets classified as “securities” under U.S. securities laws. For example, we issue USYC, a TMMF. We acknowledge that TMMFs are “securities” under U.S. securities laws. As such, we will only offer USYC and any other such products in reliance upon an exemption to the registration requirements of the Securities Act or pursuant to an effective registration statement and will not offer such products in the United States or to U.S. persons in a manner that would constitute a public offering absent registration or an exemption. To the extent that we issue additional digital assets, we must analyze whether such digital assets could be deemed securities under U.S. federal and other relevant securities laws. If we determine that such digital assets constitute “securities” under U.S. securities laws or may be sold in a securities transaction, we must ensure that the offer and sale of such digital assets are made in compliance with applicable securities laws. We have policies and procedures with respect to the offer and sale of digital asset securities that are designed to ensure compliance with applicable securities laws. However, there can be no assurance that such policies and procedures will guarantee that our activities with respect to digital asset securities are conducted in compliance with applicable securities laws. If we violate the securities laws with respect to such digital asset securities, including because our determination regarding the securities status is later alleged or held to be incorrect, the amount of fines, penalties, and other damages that we could incur as a result could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We hold a substantial amount of USDC reserves in the Circle Reserve Fund and thus are subject to risks associated with the issuer, the manager, and the custodian of the Circle Reserve Fund.

As of December 31, 2025, we held approximately 88% of USDC reserves in the Circle Reserve Fund, a government money market fund pursuant to Rule 2a-7 under the 1940 Act managed by BlackRock, one of the world’s largest asset managers, and available only to Circle. The assets within the Circle Reserve Fund are held in the custody of BNY, one of the largest asset custodians in the world. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Composition of USDC reserves” for additional information regarding the Circle Reserve Fund. The Circle Reserve Fund’s investments and business operations are managed by BlackRock Advisors, LLC, as investment manager, subject to oversight of BlackRock Funds’ board of trustees. If the terms of the Circle Reserve Fund are modified in a way that no longer suits our objectives, or if BlackRock manages the Circle Reserve Fund in a manner inconsistent with our reserve management standard, we may redeem our shares of the Circle Reserve Fund and replace the services provided by BlackRock with other investment managers, which might lead to additional transaction costs; we do not have other recourse (other than under the securities laws if BlackRock manages the Circle Reserve Fund in a manner inconsistent with the fund’s prospectus). If the Circle Reserve Fund is no longer available to us, we must identify other methods to manage a substantial amount of USDC reserves, such as by identifying additional appropriate government money market funds and establishing additional relationships with financial institutions and similar firms, which we may not be able to do in a timely manner. In addition, USDC holders’ trust in USDC and USDC reserves may be, in part, based on their perceptions of the issuer, asset manager, and the custodian of the Circle Reserve Fund. As a result, if either BlackRock or BNY suffers significant negative publicity or damage to its reputation or if we choose to partner with other asset managers or custodians that are not viewed as having equivalent expertise or reputation, trust in USDC could be negatively affected, which could result in an adverse impact on our business, results of operations, financial condition, and prospects.

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

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. We face intense and increasing competition from both established enterprises and early-stage companies. Our ability to grow our end-user base, capture new revenue streams, and monetize opportunities depends heavily on our ability to innovate and create successful new products and services, both independently and in collaboration with third-party partners. Developing new products and services may require substantial expenditures, divert management’s attention, consume considerable time and resources, and ultimately may not be successful. For example, in 2025 we launched Circle Payments Network,which connects eligible financial institutions to facilitate near-instant, 24/7/365 payment settlement using regulated stablecoins, and Arc, our Layer-1 blockchain project, each of which requires considerable time, financial and personnel resources, and rely on adoption by third parties in order to be successful, and we may not see the return on investment in the timeframe anticipated or at all. New product or service offerings could fail to attract customers and generate revenue (or diversify existing revenue). In addition, if new product or service offerings do not integrate effectively with our existing offerings, we may be unable to realize expected synergies or deliver enhanced utility for the Circle platform. If we fail to introduce new and improved products and services, if such offerings are not favorably received or adopted by the market, or if required expenditures outpace revenue generated by these products, our business, results of operations, financial condition, and prospects could be adversely affected.

Any significant disruption in our or our third-party service providers’ or partners’ technology could result in a loss of customers or funds and adversely impact our business, results of operations, financial condition, and prospects.

Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. The proper functioning of our products and services, the ability of our customers to make and receive payments, and our ability to operate at a high level are dependent on our ability to access the blockchain networks underlying our products, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

Our systems, the systems of our third-party service providers and partners, and certain digital asset and blockchain networks, have experienced from time to time and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks or security breaches, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems, including systems of companies we have acquired or the systems of our third-party service providers and partners, are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

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

As of December 31, 2025, we held approximately 88% of USDC reserves in the Circle Reserve Fund, which is managed by BlackRock and custodied at BNY, with the remaining portion of USDC reserves held as cash at various banks in accounts that are titled FBO holders of USDC, primarily GSIBs. These banks and their regulators may impose requirements or demand information from us regarding us, our customers, or our operations as a condition to our continued relationship, and such requirements or requests may become increasingly rigorous in the future as our business grows. Complying with such requirements or requests may be costly and time-consuming and may divert management’s attention from other aspects of our business. If we are unable to fulfill such requirements or requests on a timely basis, or at all, we may be unable to maintain our existing banking relationships or establish new ones. If we are unable to maintain existing relationships with such financial institutions, we may not be able to enter into new relationships with other qualified financial institutions in a timely manner, which may materially and adversely affect our ability to access reserves, honor redemptions, and offer other services to our customers.

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

We are and will continue to be subject to the risk of actual or perceived deterioration of the commercial and financial soundness, or perceived soundness, of other financial institutions, especially banks holding reserves of Circle stablecoins. This is particularly the case in relation to receivables regarding settled payment transactions, and with respect to cash and cash equivalents held at financial institutions. We regularly maintain cash balances at banks in excess of the FDIC insurance limit. The failure of such a bank could result in our inability or delays or disruptions in our ability to access reserves and honor redemptions. Further, Circle stablecoin reserves held in omnibus structures at third-party financial institutions are not covered by FDIC insurance above applicable limits and are subject to risk of loss. One institution defaulting, failing a stress test, or requiring bail-in by its shareholders and/or creditors and/or bail-out by a government could lead to significant liquidity problems and losses or defaults by other institutions, as was seen during turmoil in the global banking system in 2023. Even the perceived lack of creditworthiness of, or questions about, a counterparty or major financial institution may lead to market-wide liquidity problems and losses or defaults by financial institutions to which we have an exposure. This risk resulting from the interdependence on financial institutions is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as industry payment systems and banks, with whom we interact on a daily basis. Systemic risk could expose us to risk of loss, litigation, and potential liability and have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, and prospects.

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

Our digital assets are largely distributed by a few key distributors and loss of one of our key distributors may have a significant impact on the amount of Circle Digital Assets in circulation, which could adversely impact Circle’s financial results.

While the internet financial system involves many traditional and emerging counterparties, the market for distribution of stablecoins is concentrated among a few key distributors that have reached significant scale and global reach. Similarly, our digital asset distribution network, while vast, includes a few key partners that are responsible for a greater percentage of the distribution of our digital assets. Should any of these digital asset distributors take action to promote other digital assets in advance of ours or should they stop supporting our digital assets, such distributors may be difficult to replace, or other distributors are unable to fulfil the demands, and such loss could have an adverse impact on the circulation of our digital assets and our financial results. However, our network includes a meaningful number of smaller and emerging partners across geographies and use cases. Many of these partners are already integrated and actively distributing our stablecoins at smaller scale, including through existing distributor partners, and these partners could expand volumes over time through existing distribution channels to help meet market demand if support from any single large distributor were reduced.

Our products and services may be exploited by our customers, employees, service providers, and other third parties to facilitate illegal activity such as fraud, money laundering, terrorist financing, gambling, tax evasion, and scams.

We have been, and may in the future be, subject to liability for illegal transactions conducted by our customers, employees, service providers, and other third parties. Although our service agreements with customers shift liabilities to customers in connection with fraudulent activities, examples of third-party transactions for which we could incur liability include fraudulent payments initiated by our customers, money laundering, gambling, tax evasion, and scams. Examples of fraud include when a party knowingly uses a stolen digital wallet or otherwise illicitly acquires access information to a digital wallet. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting, account takeover, and fraud. It is possible that incidents of fraud could increase in the future. The use of our products or services for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Further, payment processors have and could require us to terminate services to customers involved in such illegal activities. These payment processors could also charge us a fine in connection with a customer’s entry into their fraud monitoring programs.

In addition, we are subject to the risk that our employees or service providers could commit fraudulent activity against us or our customers. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, misappropriation of information, failing to supervise other employees or service providers, or improperly using confidential information. To help us detect employee (including senior officers) and service provider misconduct, we have an overarching enterprise risk management framework that is designed to provide reasonable assurance that our employees and vendors support and adhere to a strong risk-based culture. This framework includes a third-party management program that focuses on enterprise-wide risks related to service providers in terms of misconduct, compliance, and reputational risks. In addition, our internal audit program provides independent review and control testing specific to our business that work to ensure that risk management, oversight, governance, and internal controls are operating effectively. These programs enable us to identify risks and test associated controls to prevent and detect employee and service provider misconduct. We employ various manual and automated ways to detect potential employee or third-party misconduct. Examples of these programs are a whistleblower policy and security controls that monitor suspicious activity. For our service providers, our risk management framework requires us to perform risk-based due diligence on service providers, such as AML screening. We also require annual AML and security training for all employees to help our employees identify and detect misconduct proactively. Our efforts to detect and monitor such transactions for compliance with law may require significant costs, and may not ultimately detect or deter all such transactions.

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

The risk of illegal activity may be heightened for digital assets, which are relatively new and, in many jurisdictions, lightly regulated or largely unregulated. Many types of digital assets have characteristics such as the speed with which transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain transactions, and encryption technology that anonymizes transactions, which may make digital assets susceptible to use in illegal activity. Federal, state, and foreign regulatory authorities and law enforcement agencies—such as the Department of Justice, the SEC, the CFTC, the FTC, the IRS, and various state securities and financial regulators—investigate, issue subpoenas, make civil investigative demands, and take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving digital assets.

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

Pursuant to the Securities Investor Protection Act of 1970 (the “SIPA”), the SIPC provides certain protections to investors for cash or securities held in their brokerage accounts in the event of insolvency of a broker-dealer or limited other circumstances. Based on SEC guidance and the GENIUS Act, we do not consider USDC to be a “security” under the U.S. securities laws and do not believe that the SIPC would currently consider USDC to be cash or securities for these purposes. Accordingly, the protections afforded under the SIPA would not currently apply to Circle stablecoins. If an end-user holds Circle stablecoins with a broker-dealer, in the event of such brokerage firm’s liquidation, for example, the end-user’s unregistered Circle stablecoins held in the custody of the broker-dealer will be treated as a general claim as opposed to a claim that has priority over other creditors in a liquidation. Holders of Circle stablecoins would thus not be entitled to SIPC coverage for missing assets of a liquidated broker-dealer. Accordingly, the lack of SIPA protections and SIPC coverage could adversely affect our ability to retain and obtain new customers and end-users and expand our Circle stablecoin operations.

Our brands and reputation are integral to our business and competitive position and we may incur additional costs to protect and promote our brands.

Our brands and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brands depends largely on the success of our marketing efforts, an ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Circle,” “USDC,” “EURC,” “USYC,” and “Arc” marks and other trademarks important to our brand. We have dedicated significant resources to protecting and promoting our brands and our ability to promote and protect our brands may require ongoing resources. We believe that the importance of our brands will increase as competition further intensifies. Our brands and reputation could be harmed if we fail to achieve these objectives.

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

We have experienced significant growth in recent years and may not fully understand the factors driving such short-term growth, some of which are beyond our control and may not be sustainable. As we grow and build out the Circle platform, our business becomes increasingly complex. We may encounter difficulties in managing our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources, which could disrupt our operations and make it difficult to execute our business strategy. We believe that to effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our growth could strain our resources, cause operating difficulties, make it difficult to recruit and retain qualified employees and preserve our company culture, and divert our management’s attention from day-to-day activities in order to manage our growth. If we do not successfully manage our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Furthermore, we may be subject to significant liability resulting from any noncompliance with laws, be unable to obtain and maintain operating licenses or other authorizations, and experience loss of bank relationships that could substantially impair or even suspend company operations.

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
•reductions in the customer’s payment activity; or
•competitors with perceived superior products or services.

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

An increasing number of organizations—including large businesses, technology companies, and financial institutions as well as government institutions—have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted cyberattacks or security breaches, including on their websites, mobile applications, and infrastructure. Attacks upon systems across a variety of industries, including the digital asset industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may involve new forms of technology that are not well understood such as quantum computing, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These cyberattacks or security breaches may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks or security breaches could harm us even if our systems are left undisturbed. For example, cyberattacks or security breaches may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures. Even when a cyberattack or security breach is detected, the full extent of the breach may not be determined immediately.

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

We are a remote-first company, meaning that a substantial majority of our employees work from their homes or shared office spaces hosted by third parties, which subjects us to heightened operational risks. For example, at these locations, technologies may not be as robust as those used in corporate offices, which could cause our networks, information systems, applications, and other tools to be more limited or less reliable, and our security systems may be less secure than those used in corporate offices. While we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk that could expose us to risks of data or financial loss and could disrupt our business operations.

We use AI, machine learning, data analytics, and similar tools that collect, aggregate, and analyze data. Our use of such AI, machine learning, data analytics, and similar tools could enhance intellectual property, cybersecurity, operational, and technological risks, which could have an adverse effect on our business.

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

Additionally, we may see increasing government and supranational regulation and ethical concerns related to the use of Data Tools that may also significantly increase the burden and cost of research, development, and compliance in this area. This includes the European Union’s Artificial Intelligence Act, which came into force on August 1, 2024. Because of the interest in Data Tools by many governmental authorities, there may be additional laws or regulations that limit or restrict our ability to use such Data Tools or apply novel liability frameworks to the use of such Data Tools, and any of the foregoing may cause adverse effects to our business, operations or financial condition.

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

For example, we are currently in a dispute with a financial advisor (Financial Technology Partners, or “FT Partners”) regarding two engagement letters between the parties originally entered into in 2020, which, among other things, provided FT Partners a fee of 7% of the gross proceeds from certain capital raises. In 2022, our board of directors adopted resolutions terminating both engagement letters. On May 28, 2024, FT Partners filed a lawsuit against Circle Ireland and various subsidiary companies, now pending in the U.S. District Court for the Southern District of New York. The operative complaint alleges, among other things, that the terminations of both engagement letters are ineffective and demanded, among other relief, fees and interest for various transactions that occurred after termination of the engagement letters, including the IPO and follow-on public offering. We believe that the transactions at issue, in which we received aggregate cash and in kind proceeds of approximately $1.9 billion, were consummated after we properly and effectively terminated our engagements with FT Partners, and strenuously dispute FT Partners’ demand for any fees allegedly arising under the engagement letters. While we intend to defend ourselves vigorously, there can be no assurance as to the outcome at this stage. If this dispute is ultimately resolved by the court in a manner adverse to our position, or if we ultimately settle this dispute by mutual agreement, we may be required to make payments to FT Partners in cash or equity or a combination thereof, which amounts may be substantial. Depending on the resolution of this matter, we may also remain obligated to pay significant fees to FT Partners for future capital raises or company sale transactions.

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

Our results of operations are exposed to changes in interest rates, among other macroeconomic conditions. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. For the years ended December 31, 2025, 2024, and 2023, our reserve income earned from the management of Circle stablecoin-related reserves represented 96.0%, 99.1%, and 98.6% of our total revenue from continuing operations, respectively. Fluctuations in interest rates impact reserve return rates, such that a decrease in interest rates reduces reserve return rates and an increase in interest rates increases reserve return rates. Reserve return rate is a contributing factor to reserve income, which in turn is a contributor to distribution costs. As such, fluctuations in interest rates may result in changes in reserve income and in turn distribution costs. However, interest rates are only one contributor to reserve income, and the other primary contributor—USDC in circulation—is inherently difficult to predict given the uncertainties in end-user and customer behavior. For example, although interest rates are positively correlated with the opportunity cost of holding USDC versus other financial instruments, given the utility of USDC as a means for the exchange of value, an increase in interest rates does not necessarily result in a decrease in USDC in circulation (and vice versa). Any relationship between interest rates and USDC in circulation is complex, highly uncertain, and unproven. As a result, while we are able to predict the impact of interest rate changes on the reserve return rate, given the uncertainties in customer behavior and interests and market dynamics, we are unable to accurately predict the impact of changes in interest rates on our results of operations.

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

In October 2021, the members of the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan (“Pillar Two”) to implement a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including jurisdictions in which Circle operates, or may operate in the future. However, on June 26, 2025, the U.S. Department of the Treasury and the other G7 countries (including Canada, France, Germany, Italy, Japan, the United Kingdom and the European Union) reached an agreement to exclude U.S. companies from certain aspects of Pillar Two. We will continue to monitor the implementation of the Inclusive Framework agreement by the remaining countries in which we operate, or may operate in the future. We are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these remaining countries; however, it is possible that the implementation of the Inclusive Framework agreement could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.

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

Digital assets have historically experienced high levels of volatility far in excess of that experienced in fiat currencies. A number of factors contribute to changes in digital asset prices and volatility, including changes in the supply and demand for a particular digital asset, regulatory actions, market sentiment, macroeconomic factors, utility of a particular digital asset, and idiosyncratic events such as exchange outages or commentary on social media. We are exposed to price volatility with respect to the digital assets we own. Though our fundamental business and growth strategy does not include acquiring digital assets for the purpose of value appreciation, we have some degree of exposure to digital assets to facilitate the operation of our stablecoin network, and as part of our involvement in the governance of blockchain networks that are part of our stablecoin ecosystem, including instances where our customers may pay us in digital assets. To the extent customers compensate us in the form of digital assets, and we continue to hold these digital assets, we may be subject to the high degree of price and earnings volatility associated with these digital assets. A decline in the value of the digital assets we hold in higher concentrations may have a larger adverse impact on our operating results in any given period. Volatility in the value of digital assets or other market factors may limit our ability to convert digital assets into fiat currency at attractive prices or at all.

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

Moreover, the complexity and evolving nature of our business and the uncertainty surrounding the regulation of digital assets and blockchain technology require us to assess whether certain laws, rules, and regulations apply to us. It is possible that governmental bodies and regulators may disagree with our conclusions. Additionally, from time to time, we may launch new products, establish or expand relationships or enter into contractual agreements with counterparties that are subject to increased regulatory attention or oversight. As a result, certain of our regulators may seek to intervene and assert their jurisdiction or impose additional scrutiny over such products or relationships or take other adverse actions toward us (and we may seek to challenge such actions if we believe such actions are not grounded in law or regulation), which may lead to increased compliance costs and potential adverse regulatory consequences that might delay or compel us to abandon or restructure these products or commercial relationships. To the extent we have not complied with such laws, rules, and regulations, or regulators, courts, or other authorities take the view that we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, results of operations, financial condition, and prospects.

Further, our business model relies on our ability to market and sell, through our suite of products and services, the utility of Circle stablecoins and any other digital assets we may launch to existing and potential customers. Our API services involve offering certain payment functionality, payout, or disbursement functionality as well as wallet services to our customers utilizing Circle products. We additionally offer a suite of developer products and services aimed at developers, but available to any customer, to enable them to build on the functionality of our suite of products. The use of our services by customers, as well as the integration of our products and services into the product offerings that our customers make available to end-users, could raise regulatory questions. Financial services regulators in the United States or in other jurisdictions around the world may not agree with our legal positions. In addition, should financial services regulators make changes to or alter interpretations of applicable laws and regulations as they relate to Circle products, we may be unable to continue offering certain products to customers in certain jurisdictions or we may have to alter the services in a manner that may be materially detrimental to our financial performance.

In addition to existing laws and regulations, various governmental and regulatory bodies—including legislative and executive bodies in the United States and in other countries (including where we are currently regulated or licensed)—may adopt new, or may modify existing, laws and regulations, which may adversely impact the development of the digital assets ecosystem as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, what assets we can hold as stablecoin reserves, and what products or services we and our competitors can offer. Furthermore, as our industry matures and acceptance and use of stablecoins increase, governments may mandate interoperability of stablecoins. These developments may also require changes to our business operations, alter our compliance and risk mitigation measures, or impose new licensing requirements. We may be further subject to administrative sanctions for technical violations or customer attrition if the end-user experience suffers as a result.

The regulatory environment to which we are subject gives rise to various licensing requirements, significant compliance costs, and other restrictions, and noncompliance could result in a range of penalties, including fines, compliance costs, operational restrictions, reputational damage, and loss of licenses.

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

If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act—including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons—likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects. In addition, we may be required to limit the types of assets we hold as reserve assets, which may constrain our international operations and our operational flexibility, among other things, or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.

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

In addition, although we are not a bank holding company under U.S. law or the law of any other jurisdiction, as a result of both the enactment of the GENIUS Act and our conditional approval for our national trust bank, we will become subject to new capital and liquidity requirements. Moreover, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to other capital requirements introduced or imposed by U.S. federal, state, or international regulators. The establishment of, or changes to, applicable current or future capital and liquidity requirements may require us to raise additional regulatory capital or hold additional reserves. Such additional burdens could arise, for example, because of different interpretations of or methods for calculating risk exposure amounts or liquidity outflows or inflows, because we do not comply with ratios and levels, or because instruments and collateral requirements that currently qualify as capital or capital risk mitigating techniques no longer do so in the future. If we are unable to raise the requisite regulatory capital, we may be required to reduce the amount of our risk exposure amount or business levels, restrict certain activities, or engage in the disposition of core and other noncore businesses, which may not occur on a timely basis, if at all, or at prices that would not otherwise be attractive to us. Furthermore, our inability to raise sufficient regulatory capital could have an adverse effect on the market’s trust in the long-term viability of our products and services, which could, for example, result in customers transferring to our competitors’ platforms for the provision of stablecoins and/or payments infrastructure. As a result of stricter liquidity or reserve requirements, we may be required to optimize our funding composition, which may result in higher funding costs for us. In addition, our having to maintain buffers of liquid assets may result in lower returns than less liquid assets.

Regulators also may increase the amount of fiat currency reserves that we are required to maintain for our operations. For instance, issuers of significant e-money tokens in the EU are required under MiCAR to hold at least 60% of the funds received in exchange for e-money tokens as fiat currency deposits in separate accounts at EU banks. If other global governments chose to pursue a similar policy, it could complicate our operations and increase our expenses. Any noncompliance may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses.

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

Our operations involve the collection, storage, transmission, and/or other processing of customer data, including highly sensitive data of our customers such as identity data, financial data, transaction data, marketing, and communication data and location data, among other types of information. We use various methods to collect customer data. For example, we may collect customer data from direct interactions with customers, such as when customers fill in forms or correspond with us. We may also collect customer data, including usage and technical data, through the use of automated technologies such as logging and cookies. Furthermore, we may receive customer data from various third parties or publicly available sources, including providers of technical or payment services. Consequently, we are subject to complex and evolving U.S., UK, European, and other jurisdictions’ laws, rules, regulations, orders, and directives (referred to as “privacy laws”) relating to the collection, use, retention, security, transfer, and other processing of personal information (referred to as “personal data”) in the countries where we operate. Much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us and our subsidiaries. Data protection, privacy, and information security have become the subject of increasing public, media, and legislative concern. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be materially harmed. Any failure, or perceived failure, by us or our partners and others who use our services to comply with our privacy policies or with any applicable privacy laws in one or more jurisdictions could result in proceedings or actions against us by governmental entities or private parties. Those proceedings or actions could involve significant fines, penalties, judgments, and reputational damage to us. They may also require us to change our business practices and otherwise increase the costs and complexity of compliance.

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
As a result of our presence in Europe and some of our customers being located in the European Union and the United Kingdom, we are subject to the EU’s General Data Protection Regulation (“GDPR”) and the UK General Data Protection Regulation (the “UK GDPR”). These regimes impose stringent data protection requirements and may increase both the risk of noncompliance and the costs of providing our products and services in a compliant manner. These regimes grant rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhance preexisting rights (e.g., data subject access requests). A breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), and civil claims, including representative actions and other class action-type litigation. Further, Post-Brexit, the UK GDPR will not automatically incorporate changes made to the GDPR going forward, which creates a risk that the GDPR and the UK GDPR may increasingly diverge from each other, thereby increasing both our compliance costs and the potential for noncompliance.

In addition, the GDPR imposes strict rules on the transfer of personal data out of the EEA to a “third country”, including the United States. The same is true for the UK GDPR. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. On July 11, 2023, the European Commission entered into force its adequacy decision for the EU-U.S. Data Privacy Framework (the “EU-U.S. DPF”) (a new framework for transferring personal information from the EEA to the United States), having determined that such framework ensures that the protection of personal information transferred from the EEA to the United States will be comparable to the protection offered in the EU. However, this decision will likely face legal challenges and ultimately may be invalidated by the Court of Justice of the European Union just as the EU-U.S. Privacy Shield Framework was. Additionally, on October 12, 2023, a UK-U.S. Data Bridge went into effect to operate as an extension of the EU-U.S. DPF to facilitate transfers of personal data from the United Kingdom to the United States. Such Data Bridge could not only be challenged, but also may be affected by any challenges to the EU-U.S. DPF. Complying with these obligations and applicable guidance regarding cross-border data transfers could be expensive and time-consuming. It may require us to modify our data handling policies and procedures, update and implement revised standard contractual clauses and other relevant documentation and measures for intragroup, customer, and vendor arrangements requiring transfers of personal information, and may ultimately prevent or restrict us from transferring personal data outside Europe or the United Kingdom, which could cause significant business disruption and affect the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations.

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

Our Collaboration Agreement and Intellectual Property License Agreement with Coinbase contain provisions requiring the assignment of certain of our intellectual property rights to Coinbase upon the occurrence of certain events. Specifically, if (i) we determine in good faith that the payment provisions under the Collaboration Agreement with respect to USDC or other applicable Circle stablecoin (such stablecoin, an “applicable stablecoin”) would violate an applicable law or government order, (ii) an order from a court of competent jurisdiction prohibits us from continuing to satisfy our payment obligations to Coinbase under the Collaboration Agreement with respect to an applicable stablecoin and, in either case of (i) or (ii), such violation of applicable law or order cannot be remediated with a mutually agreeable amendment or by the parties restructuring their operations with respect to an applicable stablecoin within a certain period of time (the “restructuring period”), or (iii) we have not resumed our payment obligations under the Collaboration Agreement with respect to an applicable stablecoin following the restructuring period, upon Coinbase’s written request, we would be required to assign to Coinbase the trademarks relating to such applicable stablecoin that are subject to the Intellectual Property License Agreement. Upon such assignment, we and Coinbase would enter into a new license agreement (the “Flipped Trademark License Agreement”) pursuant to which Coinbase would grant us a worldwide, non-exclusive, non-transferable, non-sublicensable (other than to certain software and service providers) right to use such trademark, in connection with the advertising, promotion, marketing, commercialization, issuance, sale, distribution, development, provision, and receipt of such stablecoin. For its part, Coinbase would be able to use and license the trademarks of such stablecoin for use by third parties so long as neither Coinbase nor any third party uses the trademarks in a manner that suggests that such party is the issuer of such stablecoin. If our trademarks are assigned to Coinbase, we will have no control over how such trademarks and trade names may be used by Coinbase and any third-party licensees. Any misuse or inconsistent use of such trademarks and trade names may cause consumer confusion and jeopardize the value of our brand and products. Furthermore, if we fail to make any royalty payments due to Coinbase under the Flipped Trademark License Agreement, Coinbase may terminate the agreement and/or the licenses granted therein. As it relates to USDC (or any other stablecoin that we issue under the Collaboration Agreement), failure to be able to use the relevant trademarks could have a significant and detrimental effect on our ability to operate as the issuer of USDC or other stablecoin. Any forced assignment of or other loss of rights to use our trademarks under the terms of the Collaboration Agreement could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our and our partners’ products and services, including the blockchains on which the Circle stablecoins protocols are built, contain third-party open-source software components. Failure to comply with the terms of the underlying open-source software licenses could harm our business.

Our products and services contain software modules licensed to us by third-party authors under “open-source” licenses. Also, the blockchains on which Circle stablecoins protocols are built and the other partners in the Circle ecosystem materially rely on open-source licenses to operate. We also make certain of our own software available to customers for free under various open-source licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our products and services.

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

We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Jeremy Allaire, our co-founder, Chairman, and Chief Executive Officer, members of our executive leadership team, and other key employees across our business. We must be able to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the digital assets ecosystem, the pool of qualified talent is limited, particularly with respect to executive talent with engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few qualified employees—or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business—could adversely impact our operations and impair our ability to grow.

Our culture emphasizes innovation, and if we cannot maintain this culture as we grow as a public company, our business and operating results could be adversely impacted.

We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop and launch new and innovative products and services, which we believe is essential to attracting high-quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture as we grow as a public company, we could lose the innovation, creativity, and teamwork that have been integral to our business.

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

We have three authorized series of common stock: Class A common stock, which is entitled to one vote per share; Class B common stock, which is entitled to 5 votes per share (but the aggregate voting power of Class B common stock cannot exceed 30% of the total voting power of our capital stock); and Class C common stock, which does not have any voting power other than to the extent set forth in our certificate of incorporation or otherwise required by applicable law. Holders of our common stock vote together as a single class on all matters, except as otherwise set forth in our certificate of incorporation or as required by applicable law. As of December 31, 2025, our co-founders and entities affiliated with them held stock with approximately 29.6% voting power over us. As a result, these stockholders, if acting together, would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of voting power may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

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

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. Moreover, our stock may be attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. In addition, the stock market in general, and the market prices for digital asset companies in particular, have experienced significant volatility, including both price and volume fluctuations, that often has been unrelated or disproportionate to the operating performance of such companies. In particular, trading prices of our Class A common stock since our listing on the NYSE may reflect market dynamics that are not connected to traditional valuation methods that might otherwise be associated with an operating company with a business model such as ours. Our equity market capitalization as of December 31, 2025 is well in excess of our stockholders’ equity calculated in accordance with U.S. GAAP. Investors may therefore be unable to assess the value of our Class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These broad market and industry fluctuations may adversely affect the price of our Class A common stock, regardless of our operating performance.

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
.

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

Economic uncertainty or instability caused by political and geopolitical developments can negatively impact our business.

Political developments in the U.S. and other countries can cause uncertainty in the economic environment and market conditions in which we operate. Certain governmental policy initiatives, as well as heightened geopolitical tensions, could significantly affect U.S. and global economic growth and cause higher volatility in the financial markets, including: monetary policies and actions taken by the federal reserve and other central banks or governmental authorities; fiscal policies, including with respect to taxation and spending; foreign policies; economic or financial sanctions; the implementation of tariffs and other protectionist trade policies; and changes to immigration policies.

These types of political developments, and uncertainty about the possible outcomes of these developments, could: erode investor or consumer confidence in the U.S. economy and financial markets, which could potentially undermine the status of the U.S. dollar as a safe haven currency and cause stock price volatility; provoke retaliatory countermeasures by other countries and otherwise heighten tensions in regulatory, enforcement or diplomatic relations; increase the risk of targeted cyber attacks; increase concerns about whether the U.S. government will be funded, and its outstanding debt serviced, at any particular time; result in periodic shutdowns of the U.S. Government; influence monetary policy actions of the federal reserve to moderate the economic impact of political developments; cause us to refrain from engaging in business opportunities that it might otherwise pursue; or cause us to have fewer business opportunities if governments or partners are unwilling to engage with us due to geopolitical tensions or adverse perceptions of U.S. businesses.

These factors could lead to slower growth rates, rising inflation, or recession. They may also lead to greater market volatility and U.S. dollar currency fluctuations, and may cause us to reduce partnerships in or abandon opportunities in a particular country.

These potential outcomes could be significant and could adversely affect our stock price or our business, results of operations, financial condition, or prospects.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is an integral part of our enterprise risk management framework. As a global technology and financial services company operating internet and blockchain-native platforms, we face evolving cybersecurity threats that could impact the confidentiality, integrity, and availability of our systems and data. We have implemented a comprehensive information security program designed to identify, assess, and manage cybersecurity risks, protect critical systems and customer information, detect and respond to cybersecurity incidents, and support timely recovery. Our cybersecurity program is informed by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and is designed to adapt to changes in our business, technology environment, and threat landscape.
Our cybersecurity risk management processes include enterprise-wide risk assessments, threat intelligence, vulnerability management, third-party risk management, and business continuity and disaster recovery planning. We maintain policies, standards, and procedures addressing areas such as access controls, data protection, incident response, system monitoring, and vendor security. We also conduct ongoing employee training and awareness programs and perform regular testing of our controls through internal reviews, independent audits, and third-party assessments. Cybersecurity incidents are evaluated based on severity and potential impact, escalated as appropriate, and addressed through established incident response and remediation processes.
Governance Framework
Governance and oversight of cybersecurity risk are provided at both the management and board levels. Our cybersecurity program is led by our Chief Security Officer (“CSO”), who is supported by a dedicated cybersecurity organization and works closely with our risk management, compliance, and legal teams. Management-level risk committees regularly review cybersecurity risks, incidents, and program enhancements, and material cybersecurity matters are reported to executive management and the Board of Directors, including through the Board’s Audit and Risk Committees.
To date, we have not experienced a cybersecurity incident that has materially affected, or is reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we recognize that cybersecurity threats are pervasive and continue to invest in and enhance our cybersecurity capabilities to mitigate these risks.
While all of our employees play a part in information security, cybersecurity, and data privacy, oversight responsibility is shared by the Board, its committees, and management, as further highlighted below.

Responsible Party	Oversight Area for Cybersecurity and Privacy Matters
Board of Directors	Provides ultimate oversight of cybersecurity risk as part of enterprise risk management; receives regular updates on cybersecurity risks, incidents, and program effectiveness; oversees management’s approach to identifying, assessing, and mitigating cybersecurity risks aligned with the NIST Cybersecurity Framework.
Audit Committee	Oversees cybersecurity risks related to financial reporting, internal controls, and audit processes; receives updates on cybersecurity controls, monitoring, and testing, including findings from internal audit, external audits, and third-party assessments; reviews cybersecurity matters that could impact financial reporting or disclosure obligations.
Risk Committee	Oversees cybersecurity as a component of the enterprise risk management framework; monitors cybersecurity risk exposure, risk appetite, and mitigation strategies; reviews emerging threats, significant incidents, and management’s remediation efforts through regular reporting from management and internal risk committees.
Disclosure Committee	Oversees the identification and escalation of cybersecurity risks and incidents that may be relevant to public disclosures; evaluates, in coordination with management, whether cybersecurity matters require disclosure in periodic reports or other filings; helps ensure cybersecurity disclosures are accurate, consistent, and timely.
Management (including CSO)	Responsible for day-to-day operation of the cybersecurity program; establishes and maintains policies, standards, and procedures aligned with NIST; conducts risk assessments, threat intelligence, and third-party risk management; oversees incident detection, response, and recovery; reports cybersecurity risks, incidents, and program enhancements to senior management, the Board, and its committees through established governance and escalation processes.

Item 2. Properties
The Company's principal executive office is located at One World Trade Center, 87th Floor, New York, New York, 10007.
We lease office space in other countries around the world to support the Company's global operations. These properties are well-maintained, suitable for their intended uses and adequate to support operations as of December 31, 2025.

Item 3. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to “Risk factors—Risks related to our business and industry—We are and may continue to be subject to litigation, including individual and class action lawsuits, as well as regulatory audits, disputes, inquiries, investigations, and enforcement actions by regulators and governmental authorities” and Note 22 to our Consolidated Financial Statements included elsewhere in this Form 10-K for a summary of legal proceedings to which we are a party.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
Holders of Record
Since June 5, 2025, our Class A common stock has been listed on the New York Stock Exchange under the symbol CRCL. As of March 3, 2026, there were 263 registered holders of record of our Class A common stock. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders, because a large portion of our Class A common stock is held in “street name” by brokers and other financial institutions on behalf of our stockholders. There is currently no established public trading market for our Class B common stock or Class C common stock. As of March 3, 2026, there were 4 registered holders of record of our Class B common stock and 0 registered holders of record of our Class C common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We are not obligated to pay any dividends on our Class A common stock, Class B common stock, or Class C common stock and we currently do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Securities
During fiscal year 2025, stock options to purchase 1,954,685 shares were exercised, at a weighted-average exercise price of $3.48. The issuance of the shares upon exercise were exempt from registration under Section 4(a)(2) of the Securities Act in that the transaction was between an issuer and sophisticated investors or members of its management and did not involve any public offering or under Rule 701 promulgated under the Securities Act in that the transactions were under compensatory benefit plans and contracts relating to compensation.
In January 2025, we issued 3,857,332 shares of our Class A common stock, with a fair value of $120.2 million, in connection with the Hashnote acquisition including shares accounted for as compensation for post-combination services. The securities were issued to the sellers in the Hashnote acquisition. No underwriters were involved in this transaction. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act in that the transaction was between an issuer and a sophisticated investor and did not involve any public offering.
In February 2025, we issued an aggregate of 45,414 shares of Series E redeemable convertible preferred stock and 1,130,314 shares of our Class A common stock to warrant holders upon the cashless exercise of those warrants. The warrants were issued in connection with a loan agreement with a bank of approximately $20.0 million, which was repaid in full in November 2019. No underwriters were involved in this transaction. The transaction was exempt from registration under Section 3(a)(9) of the Securities Act in that the securities were issued upon conversion of existing securities.
In July 2025, we issued 270,777 shares of our Class A common stock, with a fair value of $50.2 million, to Cybavo employees as compensation for post-combination services. No underwriters were involved in this transaction. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act in that the transaction was between an issuer and sophisticated investors or members of its management and did not involve any public offering.
In October 2025, we issued an aggregate of 675,174 shares of Class A common stock in connection with certain holders of a convertible note converting their principal and accrued interest balance of approximately $11.0 million into Class A common stock. The convertible note was issued to an investment company in connection with the acquisition of SeedInvest. The note had an original principal amount of $24.0 million. No underwriters were involved in this transaction. The transaction was exempt from registration under Section 3(a)(9) of the Securities Act in that the securities were issued upon conversion of existing securities.
In December 2025, we issued 26,658 shares of our Class A common stock, with a fair value of $2.4 million, in connection with the acquisition of the intellectual property of Informal Systems Inc. The securities were issued to the seller in the asset acquisition. No underwriters were involved in this transaction. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act in that the transaction was between an issuer and a sophisticated investor and did not involve any public offering.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A common stock during the three months ended December 31, 2025.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in the “Risk Factors” section.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of the 2025 results as compared to the 2024 results, unless otherwise noted. For a discussion of 2024 results as compared to 2023 results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Prospectus, dated June 5, 2025, filed with the SEC on Form 424B in connection with our IPO.
Executive Overview

In the fourth quarter and full year 2025, we continued building the infrastructure for an open, programmable internet financial system by scaling adoption of USDC and expanding our platform across product, network, and regulatory milestones.

During the fourth quarter of 2025 (compared to fourth quarter of 2024):
•USDC in circulation grew 72% to $75.3 billion; USDC onchain transaction volume grew 247% to $11.9 trillion.
•Total revenue and reserve income grew 77% to $770 million.
•Net Income from continuing operations increased by $129 million to $133 million.
•Adjusted EBITDA grew 412% to $167 million.

For the full year 2025 (compared to full year of 2024):
•Total revenue and reserve income grew 64% to $2.7 billion.
•Net Loss from continuing operations was $70 million compared to a Net Income from continuing operations in the prior year of $157 million, significantly impacted by $424 million for stock-based compensation related to vesting conditions met by our IPO.
•Adjusted EBITDA grew 104% to $582 million.
See “—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, the most closely comparable GAAP measure, and additional information about the limitations of our non-GAAP measures.

In addition, during fiscal year 2025, we also:
•Expanded USDC adoption globally as more enterprises, developers, and public institutions integrated digital dollars into real-world payments, treasury, and onchain financial workflows.
•Launched Arc in public testnet with over 100+ participants spanning banking, capital markets, digital assets, payments and technology.
•Launched and expanded Circle Payments Network (CPN).
•Grew EURC and USYC following our relaunch of USYC in the third quarter of 2025.
•Strengthened our regulatory foundation, including receiving conditional OCC approval to establish a national trust bank, further reinforcing the infrastructure supporting USDC.

Overview of Business
Our mission is to raise global economic prosperity through the frictionless exchange of value.
We were founded in 2013, on the belief that we could connect the world more deeply by building a new global economic system on the foundation of the internet, and facilitate the creation of a world where everyone, everywhere can share value as easily as we can today share information, content, and communications.
We are building a full-stack internet financial platform business anchored by our stablecoin network. Our business is organized around three reinforcing pillars: (i) Arc, an open Layer-1 blockchain network and related developer/interoperability infrastructure; (ii) Circle Digital Assets and Services, including USDC, EURC, USYC and related liquidity infrastructure such as Circle Mint and xReserve; and (iii) Circle Applications, including products like CPN and StableFX that deliver real-world utility on Arc and across a multichain ecosystem. The three pillars of our platform are designed to reinforce one another: Arc is expected to provide an enterprise-grade foundation for stablecoin finance and consumer-scale applications; Circle Digital Assets and related services supply trusted units of value and liquidity infrastructure; and Circle Applications translate that infrastructure into real-world utility for institutions, developers, and end-users.
Our business model is driven by the growth of our platform, including the use and continued utility of Circle Digital Assets. We invest in expansion of our platform by partnering with major financial and technology institutions to drive distribution of Circle Digital Assets, building global fiat on- and off-ramps to increase accessibility and liquidity of Circle Digital Assets, and providing developer tools and operational infrastructure that reduce friction and enable new applications using our Circle Digital Assets, including tools that can be used on our platform without a direct relationship with us. We also aim to increase network activity through the launch of new products and services, expansion into new markets, and the fostering of third-party innovation on our platform, in each case, with a regulation-first approach.
Circle stablecoins and related reserve income
We currently derive a substantial majority of our revenue from reserve income on the reserve assets backing our stablecoins, USDC and EURC. Reserve income was 96.0% and 99.1% of our total revenue in the years ended December 31, 2025 and 2024, respectively. Historically, we earn reserve income on the reserve assets backing our stablecoins in circulation at interest rates close to the prevailing SOFR during the applicable periods. We term the rate of return generated on assets held in reserve as the “reserve return rate”. See “—Key operating indicators and financial results” for the calculation of reserve return rate. The reserve income that we generate is a function of (i) our stablecoins in circulation over a given period and (ii) the reserve return rate.
Other products
In addition to revenue from reserve income on the reserve assets backing our stablecoins, we continue to expand product offerings and services that benefit from and support the growth of our platform and the utility of Circle Digital Assets. Our other products contributed 4.0% and 0.9% of Circle’s total revenue in the years ended December 31, 2025 and 2024 respectively. We believe these and other new product and service offerings will contribute to the growth of our platform and the use of Circle Digital Assets, and over time drive a flywheel of growth that has been the hallmark of successful internet-driven networks. We also expect growth in our network to drive increases in our stablecoins in circulation and thereby drive our reserve income. We anticipate growing these offerings in the coming years, diversifying our revenue profile.
These offerings include:
•Arc Blockchain and Related Developer Infrastructure – Arc is our open, Layer-1 blockchain purpose-built to bring real world economic activity onchain, supported by developer tools (including Circle Wallets and Circle Contracts) and interoperability services (including CCTP and Gateway) designed to reduce complexity and help developers and enterprises build and operate onchain applications that move value across networks.
•Circle Tokenized Funds – Our tokenized fund, USYC, which is a part of our Circle Digital Assets, is an onchain representation of shares in a traditional money market fund intended primarily for use as collateral in digital asset markets, providing yield to token holders and complementing USDC and EURC in institutional trading, treasury, and collateral workflows.
•Circle Liquidity Services – Circle Mint and xReserve provide institutional liquidity and trust infrastructure for Circle Digital Assets, including minting, redeeming, and moving USDC and EURC through Circle Mint, and enabling third-party developers to deploy USDC-interoperable stablecoins through xReserve.

•Circle Applications – Our application-layer products build on Circle Digital Assets and Arc to deliver practical utility, including CPN, which connects eligible financial institutions to facilitate near-instant, 24/7/365 payment settlement using regulated stablecoins, and StableFX, an institutional stablecoin foreign exchange engine built on Arc that supports onchain settlement and configurable escrow-based trade settlement.
See Part I, Item 1 – “Business” for a detailed description of our suite of products and services.
Discontinued products
As we continue to focus on our core strategy of growing the Circle stablecoin network, we have discontinued certain products that we deemed as non-core to our business. Together, these products contributed less than 1% of total revenue in the years ended December 31, 2025 and 2024 and we do not anticipate them to impact our future financial or operating performance.
Significant Transactions
Initial Public Offering and Follow-on Public Offering
In June 2025, we completed our IPO, in which we issued and sold 19.9 million shares of Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $31.00 per share, which resulted in net proceeds to us of $583.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $12.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. Certain selling stockholders offered an additional 19.2 million shares of our Class A common stock at the IPO price in a secondary offering, for which we received no proceeds.
In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. Certain of our restricted stock units granted to employees included both a service condition and a liquidity-event related performance condition. The performance condition related to these awards was met upon the commencement of trading of our Class A common stock on the NYSE, and we recognized $423.8 million of stock-based compensation expense, net of $62.7 million of capitalized costs related to internally developed software, for the vesting of approximately 9.5 million shares of Class A common stock, 4.0 million of which were withheld for tax withholding requirements.
In August 2025, we completed a follow-on public offering of our Class A common stock, in which we issued and sold 3.5 million shares of our Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $130.00 per share. This resulted in net proceeds to us of $444.8 million after deducting the underwriting discounts and commissions and before deducting offering costs of $1.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the follow-on public offering. Certain selling stockholders offered an additional 8.0 million shares of our Class A common stock at the follow-on public offering price in a secondary offering, for which we received no proceeds.
Hashnote Acquisition
In January 2025, we acquired 100% of the ownership interest in Hashnote, which, through its affiliates, is the fund manager of Hashnote International Short Duration Yield Fund Ltd. (“SDYF”), a TMMF and the issuer of USYC. The fair value of consideration transferred for the Hashnote Acquisition was approximately $100.1 million, subject to customary adjustments, consisting of $10.2 million in cash and approximately 2.9 million shares of our Class A common stock.
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

Adoption of stablecoins as the core means of value exchange within the internet financial system
We believe stablecoins are the core facilitator of value exchange in the internet financial system. We believe that we are poised to lead the way in driving the growth of stablecoins, with our trusted brand, regulation-first posture, robust scalable infrastructure, institutional-grade safety and soundness, global presence, and strong interoperability. We stand to benefit as the adoption of stablecoins and the internet financial system increase, due not only to the growth in circulation of our stablecoins but also to growth of the platform that we have developed.
Expanding global awareness and distribution of our platform
Our efforts to expand global awareness and distribution of our digital assets, and to grow our platform, follow a multi-pronged approach that includes: obtaining additional foreign licenses and registrations where necessary; collaboration with key strategic partners; local go-to-market strategies; and further integration with major blockchains. We expect increased awareness and interest in our platform, anchored by our stablecoin network, including both increasing penetration among our existing markets and expansion into new markets, to positively impact our performance.
Growth in new products and services
We believe we have a sizable opportunity to grow our business through the introduction of new products and services. Arc, our related developer infrastructure, and CPN provide platforms upon which third-party software developers can build and create their own products and financial applications. We continue to develop our products and services, which in turn facilitate the creation of new third-party products for the emerging internet financial system. We expect this will, in turn, increase demand for Circle Digital Assets and serve as a critical driver to the growth of our platform. We anticipate that the products developed on our platform will drive new sources of revenue for us including network service fees, subscription fees, and additional developer services fees.
Strategic partnerships
We complement our products and services with enterprise-level strategic commercial partnerships, with the goal of driving growth in the distribution and adoption of our platform and Circle Digital Assets. Through these partnerships, we enable companies to offer internet-native financial services to their own customers, to the benefit of our overall network. Many of these partnerships are still in early stages, but we expect that they will contribute meaningfully to our operating and financial performance over time. A few of our strategic partners include Coinbase, who provides a variety of products and services that support the growth and utility of USDC, and Binance, who makes USDC extensively available across its full suite of products and services and adopts USDC as a dollar stablecoin for its corporate treasury. We plan to continue to enter into strategic partnerships like these to expand our product offerings and amplify the network effects of our platform business. In addition, we may enter into such arrangements where we incentivize the use of USDC in exchange for our participation in the digital asset ecosystem. We believe each of these partnerships helps to foster growth of the internet financial system broadly and of our platform and Circle Digital Assets specifically, by reaching new end-users and expanding opportunities for existing end-users.
Distribution costs
We incur costs to incentivize distributors to use and distribute Circle Digital Assets, and these distribution costs have a meaningful impact on our financial performance. For example, our distribution costs payable to key distributors such as Coinbase and Binance are directly impacted by the amount of USDC held on their respective platforms, which is in turn affected by actions and policies that we do not control or oversee. We have added and expect to continue to add additional distributors in the future and anticipate that such distribution contracts may have different commercial terms depending on negotiations with our distributors and the circumstances in our evolving industry. Moreover, our financial performance has been, and we expect it will continue to be, affected by the mix of USDC growth driven by commercial distribution partnerships versus organic growth outside of those arrangements. To the extent USDC adoption increases through channels that do not require third-party incentive payments, our distribution costs may decrease. As we add distributors and approved participants to which incentive payments are paid, our distribution costs may increase in the future.

Interest rate fluctuations
We derive a substantial majority of our revenue from reserve income. Fluctuations in interest rates impact reserve return rates, which in turn affect our reserve income. However, interest rates are only one contributor to reserve income, and the other primary contributor—USDC in circulation—is inherently difficult to predict given the uncertainties in end-user and customer behavior. For example, although interest rates are positively correlated with the opportunity cost of holding USDC versus other financial instruments, given the utility of USDC as a means for the exchange of value, an increase in interest rates does not necessarily result in a decrease in USDC in circulation (and vice versa). Any relationship between interest rates and USDC in circulation is complex, highly uncertain, and unproven. As a result, while we are able to predict the impact of interest rate changes on the reserve return rate, given uncertainties in end-user and customer behavior and interests and market dynamics, we are unable to accurately predict the impact of such changes on reserve income.
Government regulation
We have always had a “regulation-first” philosophy that underlies our operations and has led to significant investments in building a robust compliance infrastructure. However, the laws and regulations to which we are subject are rapidly evolving and increasing in scope. As a result, we monitor regulatory changes closely and we expect to continue to invest significant resources in our legal, policy, compliance, product, and engineering teams to ensure our business practices comply with, and plan and prepare for, current and future regulations. National legislation in the US (including the GENIUS Act) and abroad is expected to provide increased certainty for market participants and accelerate institutional adoption. We believe increased global regulatory clarity will result in increased conviction in stablecoins by consumers and enterprises alike, which will drive greater adoption. We believe these trends will naturally increase the growth of our platform and the use and utility of Circle Digital Assets, and set us up to be the leading regulated player in the space.
Key Operating Indicators and Financials Results
We regularly review several key operating and non-GAAP financial indicators to evaluate our performance and trends and inform management’s budgets, financial projections, and strategic decisions. The following table presents our key operating and financial results, as well as the relevant GAAP measures, for the periods indicated:

(dollar amounts are in millions)	Year ended December 31,
	2025	2024
Key operating indicators:
USDC in circulation, end of period(1)	$75,266	$43,857
USDC in circulation, average of period(1)	$64,870	$33,342
Reserve return rate	4.1%	5.0%
USDC on platform, end of period	$12,503	$2,236
USDC on platform, daily weighted-average percentage	11.1%	2.2%
Key financial results:
Total revenue and reserve income	$2,747	$1,676
Revenue less distribution costs(2)	$1,083	$659
RLDC Margin(3)	39%	39%
Net income (loss) from continuing operations	$(70)	$157
Net income (loss) from continuing operations margin(4)	(3)%	9%
Adjusted EBITDA(5)	$582	$285
Adjusted EBITDA Margin(5)	54%	43%

(1) When calculating USDC in circulation, we exclude: (a) “tokens allowed but not issued,” which are tokens that exist on the Algorand, Hedera, Polkadot, and Solana blockchains due to the technical implementation of USDC on those blockchains. These tokens are held by us in restricted, segregated “tokens allowed but not issued” blockchain addresses. We do not receive any funds for their creation, and they are not redeemable for the U.S. dollar. These tokens are restricted for use while held in such blockchain addresses. These tokens cannot be redeemed for the U.S. dollar as the private keys are securely controlled by us and the blockchain addresses are not configured to allow redemption requests to be established by Circle Mint. When a minting request is received for USDC on these blockchains and the funds underlying such request is received, the corresponding amount of “tokens allowed but not issued” is transferred from the segregated “tokens allowed but not issued” addresses to the minting address via a system controlled process administered by us, at which point the tokens are considered to be USDC in circulation; (b) “access denied tokens,” which are tokens that are restricted from being accessed by the holder to comply with a law, regulation, or legal order from a duly recognized and authorized court of competent jurisdiction, or governmental or other authority with jurisdiction over us. When these tokens were originally issued (i.e., before they were restricted from being accessed), we received the equivalent amount of fiat currency in connection with their original minting. Upon determination that a token should be an “access denied token,” we restrict the access of the holder to such token and transfer the reserves relating to such token to a segregated bank account specifically for “access denied tokens.” The assets in such segregated bank account constitute a component of USDC reserves, and we do not extinguish the associated liability until the segregated reserve funds are transferred to the relevant law enforcement agency or government body or until the access denial request is reversed and a subsequent redemption request is made by the stablecoin holder. As of December 31, 2025 and 2024, there were $116.8 million and $91.8 million of “access denied tokens,” respectively; and (c) “pending burns”, which are USDC balances held within our smart contracts that are pending finalization on the blockchain. We exclude these tokens because they are not used for transactions and thus do not reflect our platform’s breadth, which as noted below, is the principal purpose for which we present USDC in circulation, end of period and USDC in circulation, average of period. We include corporate-held USDC (i.e., USDC held by us), as we routinely use USDC to pay for distribution, transaction, and other costs as well as operating expenses and thus corporate-held USDC contributes to our platform’s breadth. As of December 31, 2025 and 2024, there were $823.0 million and $294.5 million of corporate-held USDC, respectively.
(2) Revenue less distribution costs is calculated as Total revenue and reserve income less Total distribution, transaction, and other costs.
(3) RLDC Margin is calculated as Total revenue and reserve income less Total distribution, transaction, and other costs as a percentage of Total revenue and reserve income.
(4) Net income (loss) from continuing operations margin is calculated as Net income (loss) from continuing operations divided by Total revenue and reserve income.
(5) See “Non-GAAP Financial Measures” for reconciliation of GAAP to non-GAAP measures. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total revenue and reserve income less Total distribution, transaction, and other costs.
USDC in circulation, end of period and USDC in circulation, average of period
USDC in circulation, end of period is the total amount of USDC minted and outstanding as of the end of the reporting period. USDC in circulation, average of period is calculated as the simple daily average of USDC in circulation, with the daily USDC in circulation determined at the end of each day. USDC in circulation, end of period and USDC in circulation, average of period are major contributing factors to our reserve income and also provide a measure of our platform ’s breadth. We expect that the continued growth and development of the internet financial system will further drive increases in USDC in circulation, end of period and USDC in circulation, average of period.
Reserve return rate
Reserve return rate is the rate of return generated on assets held in reserve. Reserve return rate is calculated as our reserve income divided by the average period balance of reserves segregated for the benefit of holders of our stablecoins, with average period balance of reserves segregated for the benefit of holders of our stablecoins measured as the simple daily average of reserves segregated for the benefit of holders of our stablecoins, with daily average of reserves segregated for the benefit of holders of our stablecoins determined at the end of each day.
USDC on platform, end of period and USDC on platform, daily weighted-average percentage
USDC on platform is defined as the total amount of USDC on our platform, which includes USDC held within Circle Mint accounts, corporate-held USDC, and USDC held within non-custodial wallets offered through our platform (including our managed wallet services such as Circle Wallets and other wallet technologies). USDC on platform provides a measure of our platform’s breadth and is also used to calculate our share of reserve income under the Collaboration Agreement.
Daily weighted-average percentage of USDC on platform is defined as the average of the percentage of USDC in circulation that is held on our platform at the end of each day, weighted based on the amount of USDC in circulation at the end of each day. Percentage of USDC on platform at the end of each day is used to calculate our share of reserve income under the Collaboration Agreement.

Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is calculated as net income (loss) from continuing operations excluding: net income (loss) attributable to noncontrolling interests, depreciation and amortization expenses; interest expense, net of amortization of discounts and premiums; interest income; income tax expense (benefit); stock-based compensation expense; certain legal expenses; realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments; realized (gains) losses on available-for-sale debt securities; impairment losses on strategic investments; restructuring expenses; acquisition-related costs; change in fair value of convertible debt, warrant liability, and embedded derivatives; charitable contributions to Circle Foundation; losses on sale of long-lived assets; and foreign currency exchange loss (gain). Adjusted EBITDA is a key measure used by our management and board of directors to monitor and evaluate the growth and performance of our business operations, facilitate internal comparisons of the historical operating performance of our business operations, facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures or operating histories, review and assess the performance of our management team and other employees, and prepare budgets and evaluate strategic planning decisions regarding future operating investments. See “—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, the most closely comparable GAAP measure, and additional information about the limitations of our non-GAAP measures.
Other Important Platform Metrics
In addition to our key operating indicators and financial results, we regularly measure the scale of our platform and the relevance of our products and services to developers and end-users by monitoring and reviewing certain important platform metrics, including: USDC minted, USDC redeemed, stablecoin market share, meaningful wallets.

(dollar amounts and meaningful wallets are in millions)	Year ended December 31,
	2025	2024
Important Platform Metrics
USDC minted	$257,465	$141,342
USDC redeemed	$226,056	$121,897
Stablecoin market share, end of period	28%	24%
Meaningful wallets, end of period	6.80	4.26
USDC minted / USDC redeemed
USDC minted measures the flow of U.S. dollar fiat converted to USDC and USDC redeemed measures the flow of USDC converted to U.S. dollar fiat, in each case, initiated by Circle Mint customers. We believe this demonstrates our operational capacity and resiliency to process minting and redemptions through our digital and banking infrastructure.
Stablecoin market share
Stablecoin market share is defined as the amount of USDC in circulation as a percentage of the total U.S. dollar fiat-backed stablecoins with circulation above $100 million, according to CoinMarketCap. Stablecoin market share reflects how much of the stablecoin market is composed of USDC relative to the competitive landscape.
Meaningful Wallets
Meaningful wallets are defined as the number of onchain digital asset wallets with an amount of USDC above $10. As a single end-user may have multiple onchain digital asset wallets, meaningful wallets do not represent, and we do not use meaningful wallets as a measure of, the number of unique end-users with more than $10 of USDC. Nonetheless, we believe that the number of meaningful wallets is an indicator of the breadth of USDC’s adoption and the reach of our stablecoin network.

Key Components of Revenue and Expenses
Revenue and reserve income
Reserve income
We earn interest and dividends on assets held in reserve accounts, which include cash balances held at banks, and the Circle Reserve Fund, as applicable. Interest income is recognized under the effective interest method, and dividend income is recognized when declared. Reserve income is recorded on a gross basis before the impact of any distribution costs. An increase (or decrease) in the amount of our stablecoins in circulation would increase (or decrease) the amount of assets held in reserve accounts, and thus, assuming a constant reserve return rate, would result in increased (or decreased) reserve income.
Other revenue
Other revenue consists of revenues generated from products and services that increase the utility of our platform and our Circle Digital Assets. The components of other revenue include subscription and services revenue, transaction revenue, and other revenues. Subscription and services consists of customer agreements where recurring revenue is generated from integration and maintenance services, fund management, time-based access, and user-based licensing. Transaction revenue is generated from usage-based, volume-based, or event-driven transactions. This includes fees associated with the redemption of Circle Digital Assets, blockchain rewards revenue, and use of our platform infrastructure in facilitating digital asset transactions. Other is primarily generated from fees associated with certain non-recurring services and discontinued legacy products.
Distribution, transaction, and other costs
Distribution costs
We incur distribution costs to incentivize distributors to use and distribute our stablecoins, for example, Coinbase, Binance, and others. Under the Collaboration Agreement, Coinbase receives allocations based on the amount of USDC held on its platform after our issuer retention, and Coinbase also receives half of the remaining amount tied to broader ecosystem growth after amounts paid to any approved third-party ecosystem participants pursuant to our Stablecoin Ecosystem Agreement. These deductions are accounted for as components of the overall arrangement with Coinbase as we are not providing a distinct service to issue stablecoins and manage the associated reserves. The Collaboration Agreement is accounted for as an executory contract and reflected in distribution and transaction costs in our Consolidated Statements of Operations. For the years ended December 31, 2025 and 2024, we incurred $1.4 billion and $924.5 million respectively, of distribution costs in connection with our agreements with Coinbase. We expect our distribution expense to increase in the future, as we add distributors and approved participants. Our distribution expense will also increase to the extent our reserve income increases over time. We also anticipate new distribution arrangements may differ depending on our negotiations with our distributors and the circumstances in our evolving industry.
Transaction costs
We incur transaction costs to pay for the blockchain network transaction fees necessary to complete transactions on supported blockchains. For a given blockchain, we purchase the necessary digital assets in advance and, upon initiation of a transaction, we pay blockchain transactions fees using our inventory of digital assets. We expect this expense to increase going forward due to increases in volume and rising fees on certain popular blockchain networks.
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

General and administrative expenses
General and administrative expenses include costs incurred to support our business operations. Specifically, expenses incurred related to insurance policies, dues and subscriptions, professional services, bank fees, rent, travel and business lodging, and contributions and donations. We expect general and administrative expenses to grow as we continue to invest to support the overall growth of our business.
Depreciation and amortization expenses
Depreciation and amortization expenses are incurred from the amortization of internally developed software, and from the amortization of intangible assets acquired in business combinations and asset acquisitions such as the technology platform, customer relationships, brand names, and licenses. We expect that our depreciation and amortization expenses will increase in future periods as we continue to invest in the development of our various digital platforms.
IT infrastructure costs
IT infrastructure costs include costs incurred in operating and maintaining our platform, including network, website hosting, and infrastructure costs. IT infrastructure costs also include software and technology costs incurred to support our general business operations including cloud hosting costs, cybersecurity, electronic communications archiving software, change management, and compliance technology such as AML and KYC software. We expect IT infrastructure costs to grow as we continue to support the overall growth of our business.
Marketing expenses
Marketing expenses are incurred to drive additional customers to our platform, capitalize on cross-sell opportunities from our customer base, and build awareness of our products and brand with the objective of growing our customer base. We expect marketing expenses to grow as we continue to support the overall growth of our business.
Digital assets losses (gains)
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
Prior to January 1, 2024, digital assets, including those held as collateral, were accounted for as indefinite-lived intangible assets. Accordingly, these digital assets were not subject to amortization. Instead, we tested digital assets for impairment by comparing the digital asset’s fair value to its carrying value. We measured and recognized an impairment loss whenever the carrying value exceeded quoted market prices of the respective digital assets during the period and applied costs to transactions on a first-in, first-out basis.
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
Results of Operations
We discuss our historical results of operations below on a consolidated basis. The following table sets forth a summary of our Consolidated Results of Operations for the periods indicated, and the changes between periods. These results of operations have been prepared on the same basis as our Consolidated Financial Statements included elsewhere in this Form 10-K. The following Consolidated Results of Operations should be read together with our Consolidated Financial Statements and related notes, included elsewhere in this Form 10-K.

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue and reserve income
Reserve income	$2,636,822	$1,661,084	$975,738	58.7%
Other revenue	109,820	15,169	94,651	624.0%
Total revenue and reserve income	2,746,642	1,676,253	1,070,389	63.9%
Distribution, transaction and other costs
Distribution and transaction costs	1,661,549	1,010,811	650,738	64.4%
Other costs	2,102	6,553	(4,451)	(67.9)%
Total distribution, transaction and other costs	1,663,651	1,017,364	646,287	63.5%
Operating expenses
Compensation expenses	844,878	263,410	581,468	220.7%
General and administrative expenses	190,272	137,283	52,989	38.6%
Depreciation and amortization expenses	76,627	50,854	25,773	50.7%
IT infrastructure costs	36,638	27,109	9,529	35.2%
Marketing expenses	25,718	17,326	8,392	48.4%
Digital assets losses (gains)	5,293	(4,251)	9,544	(224.5)%
Total operating expenses	1,179,426	491,731	687,695	139.9%
Operating income (loss) from continuing operations	(96,435)	167,158	(263,593)	(157.7)%
Other income (expense), net	(6,458)	54,416	(60,874)	(111.9)%
Net income (loss) from continuing operations before income taxes	(102,893)	221,574	(324,467)	(146.4)%
Income tax expense (benefit)	(33,375)	64,583	(97,958)	(151.7)%
Net income (loss) from continuing operations	(69,518)	156,991	(226,509)	(144.3)%
Loss from operations of discontinued businesses	—	(1,324)	1,324	(100.0)%
Net income (loss)	(69,518)	155,667	(225,185)	(144.7)%
Less: Net loss attributable to noncontrolling interests	(10)	—	(10)	100.0%
Net income (loss) attributable to common stockholders	$(69,508)	$155,667	$(225,175)	(144.7)%
Revenue and reserve income
Reserve income. Reserve income increased by $975.7 million, or 58.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, of which approximately $1.4 billion of the increase is attributable to a 93.9% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins, as well as expanded strategic partnerships and integrations. This was offset by a decrease of approximately $442.1 million attributable to a 90 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.

Other revenue. Other revenue increased by $94.7 million or 624.0% for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to a $99.1 million increase driven by additional integration services performed, blockchain rewards revenue, redemption fees related to our Circle stablecoins and Circle Tokenized Funds, and fund management fees, offset by a $6.0 million decrease in other fees generated from other legacy products.
Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $650.7 million or 64.4% for the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by a $438.4 million increase in distribution costs paid to Coinbase as a combined result of increased reserve income and their on-platform balances, along with an increase of $152.1 million and $60.4 million in other distribution costs related to Binance and other strategic distribution partnerships, respectively.
Other costs. Other costs decreased by $4.5 million or 67.9% for the year ended December 31, 2025, compared to the year ended December 31, 2024, largely driven by a $4.1 million decrease in the costs related to the discontinued legacy products.
Operating Expenses
Compensation expenses. Compensation expenses increased by $581.5 million or 220.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by a $516.0 million increase of stock-based compensation expense largely related to the vesting of RSUs for which, the service-based condition had been met prior to the IPO and the liquidity-event related performance condition was met upon the commencement of trading of our Class A common stock on the NYSE. In addition, there was an increase of $44.0 million in salaries, wages and bonus expenses due to an increase in average headcount, as well as a $22.9 million increase in payroll taxes, largely related to the vesting of equity awards.
General and administrative expenses. General and administrative expenses increased by $53.0 million or 38.6% for the year ended December 31, 2025, compared to the year ended December 31, 2024, largely due to a $36.1 million increase in contributions and donations ($23.1 million of which was related to the contribution of shares of our Class A common stock for the benefit of Circle Foundation), a $6.7 million increase in travel and entertainment costs due to Company events and associated travel expenses, and a $4.7 million increase in legal, professional and consulting fees.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $25.8 million, or 50.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to a $25.0 million increase in amortization expense of internally developed software.
IT infrastructure costs. IT infrastructure costs increased by $9.5 million or 35.2% for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to a $9.5 million increase in software licenses to support infrastructure build-out and enhanced product offerings.
Marketing expenses. Marketing expenses increased $8.4 million or 48.4%, for the year ended December 31, 2025, compared to year ended December 31, 2024, driven by $8.6 million in increased spending in marketing, advertising and sponsorship campaigns.
Digital assets losses (gains). Digital assets losses (gains) changed by $9.5 million or 224.5% for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to changes in the prices of digital assets driven by market fluctuations and increased holdings in digital assets.
Other income (expense), net. Other income (expense), net changed by $60.9 million or 111.9% for the year ended December 31, 2025, compared to the year ended December 31, 2024, largely driven by a $87.2 million loss as a combined result of the increase in the fair value of our convertible notes due to an increase in the price of our Class A common stock, and the conversion of certain convertible notes into Class A common stock in the fourth quarter of 2025. This loss was offset by a $17.7 million increase in gains on digital assets held for investments due to a change in the prices of digital assets driven by market fluctuations, and a $13.0 million increase in interest income received on corporate cash balances.
Income tax expense (benefit). Income tax expense decreased by $98.0 million or 151.7% for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increased stock-based compensation deductions and higher research and development tax credits.

Changes in Financial Position
The following table sets forth a summary of selected line items from our Consolidated Balance Sheets for the periods indicated, and the changes between periods. These selected line items have been prepared on the same basis as our Consolidated Financial Statements included elsewhere in this Form 10-K. The following selected line items should be read together with our Consolidated Financial Statements and related notes, included elsewhere in this Form 10-K.

(in thousands, except percentage information)	December 31, 2025	December 31, 2024	$ Change	% Change
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins)	$2,349,009	$1,045,474	$1,303,535	124.7%
Cash and cash equivalents segregated for the benefit of stablecoin holders	75,067,932	43,918,572	31,149,360	70.9%
Accounts receivable, net	62,866	6,418	56,448	879.5%
Stablecoins receivable, net	—	6,957	(6,957)	(100.0)%
Prepaid expenses and other current assets	321,660	187,528	134,132	71.5%
Non-current assets:
Investments	84,265	84,114	151	0.2%
Fixed assets, net	22,791	18,682	4,109	22.0%
Digital assets	86,515	31,330	55,185	176.1%
Goodwill	265,742	169,544	96,198	56.7%
Intangible assets, net	411,146	331,394	79,752	24.1%
Deferred tax assets, net	11,110	10,223	887	8.7%
Other non-current assets	27,379	20,615	6,764	32.8%
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$74,912,567	$43,727,363	$31,185,204	71.3%
Accounts payable and accrued expenses	360,609	287,007	73,602	25.6%
Convertible debt, net of debt discount	36,821	—	36,821	100.0%
Other current liabilities	18,398	16,597	1,801	10.9%
Non-current liabilities:
Convertible debt, net of debt discount	—	40,717	(40,717)	(100.0)%
Deferred tax liabilities, net	28,702	29,559	(857)	(2.9)%
Other non-current liabilities	25,337	21,281	4,056	19.1%
Redeemable convertible preferred stock	—	1,139,765	(1,139,765)	(100.0)%
Stockholders’ equity:
Additional paid-in capital	4,610,216	1,792,969	2,817,247	157.1%
Accumulated deficit	(1,292,709)	(1,223,213)	(69,496)	5.7%
Total stockholders’ equity	3,330,773	570,529	2,760,244	483.8%
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

Current assets
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins). Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins) increased by $1.3 billion, or 124.7%, as of December 31, 2025, compared to December 31, 2024, largely due to $1.0 billion cash proceeds from the issuance of common stock in connection with the IPO and the follow-on public offering, net of underwriting discounts and commissions and offering costs during the year ended December 31, 2025. Refer to “— Liquidity and Capital Resources — Cash Flows” below for further discussion on the net cash provided by operating activities, investing activities and financing activities during the period.
Cash and cash equivalents segregated for the benefit of stablecoin holders. Cash and cash equivalents segregated for the benefit of stablecoin holders increased by $31.1 billion, or 70.9%, as of December 31, 2025, compared to December 31, 2024, due to a 31.4 billion increase in USDC in circulation. Refer to “— Liquidity and Capital Resources — Composition of USDC reserves” below for further discussion of the composition of the reserves.
Accounts receivable, net. Accounts receivable, net increased by $56.4 million, or 879.5%, as of December 31, 2025, compared to December 31, 2024, due to a $39.3 million increase in the accounts receivables related to integration services for maintenance and support fees and new blockchain launches, a $19.9 million increase in the fair value of certain embedded derivatives associated with digital assets receivable for Integration Services due to mark-to-market fluctuations in the underlying digital assets, offset by a $2.8 million increase in allowance for credit losses.
Stablecoins receivable, net. Stablecoins receivable, net decreased by $7.0 million, or 100.0%, as of December 31, 2025, compared to December 31, 2024, due to a $7.0 million repayment of stablecoins.
Prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $134.1 million, or 71.5%, as of December 31, 2025, compared to December 31, 2024, due to a $80.3 million increase in the reserve income receivables and a $56.6 million increase in income tax receivables.
Non-current assets
Investments. Investments were relatively flat as of December 31, 2025 compared to December 31, 2024.
Fixed assets, net. Fixed assets, net increased by $4.1 million, or 22.0%, as of December 31, 2025, compared to December 31, 2024, due to a $4.9 million increase in costs related to construction services for our corporate office space and other new asset additions of $1.7 million. This increase is offset by a $2.5 million increase in depreciation and amortization.
Digital assets. Digital assets increased by $55.2 million, or 176.1%, as of December 31, 2025, compared to December 31, 2024, due to a $56.0 million increase in blockchain rewards revenue, a $5.8 million increase in digital assets received for services, and a $2.1 million increase in purchases of digital assets, offset by a $8.7 million decrease due to mark-to-market fluctuations in digital assets.
Goodwill. Goodwill increased by $96.2 million, or 56.7%, as of December 31, 2025, compared to December 31, 2024, due to the recognition of $96.2 million of goodwill related to the Hashnote acquisition.
Intangible assets, net. Intangible assets, net increased by $79.8 million, or 24.1%, as of December 31, 2025, compared to December 31, 2024, due to a $65.9 million increase in internally developed software driven by the capitalization of stock-based compensation expense related to certain RSU awards that vested upon IPO and a $15.5 million increase in intangible assets related to our acquisition of Malachite.
Deposits from stablecoin holders. Deposits from stablecoin holders increased by $31.2 billion, or 71.3%, as of December 31, 2025, compared to December 31, 2024. Refer to the “Cash and cash equivalents segregated for the benefit of stablecoin holders” narrative above for further discussion.
Accounts payable and accrued expenses. Accounts payable and accrued expenses increased by $73.6 million, or 25.6%, as of December 31, 2025, compared to December 31, 2024, largely due to a $55.9 million increase in accrued distribution costs and incentive costs, a $23.9 million increase in accrued compensation expenses and a $19.2 million increase in vendor related costs, offset by a $37.5 million decrease in stablecoin redemption liabilities.
Convertible debt, net of debt discount. Convertible debt, net of debt discount decreased by $3.9 million, or 9.6%, as of December 31, 2025, compared to December 31, 2024 (classified as a non-current liability as of December 31, 2024), driven by a $5.0 million decrease as a combined result of the conversion of certain convertible notes into Class A common stock in the fourth quarter of 2025 and an increase in the fair value of our convertible debt driven by an increase in the price of our Class A common stock. This decrease was offset by an increase of $0.8 million due to debt discount amortization.

Redeemable convertible preferred stock
Redeemable convertible preferred stock. Redeemable convertible preferred stock decreased by $1.1 billion or 100.0% as of December 31, 2025, compared to December 31, 2024, as all shares of our outstanding redeemable convertible preferred stock automatically converted into Class A common stock in connection with the IPO.
Stockholders’ equity
Stockholders’ equity. Stockholders’ equity increased by $2.8 billion, or 483.8%, as of December 31, 2025, compared to December 31, 2024, primarily due to a $2.8 billion increase in additional paid-in capital which includes $1.1 billion from the conversion of redeemable convertible preferred stock into Class A common stock, $1.0 billion from the issuance of common stock in connection with our IPO and follow-on offering, net of underwriting discounts and commissions and offering costs, $216.7 million from the issuance of common stock upon the settlement of RSUs, net of shares withheld, $166.4 million of stock-based compensation and $89.0 million from the conversion of certain convertible notes into Class A common stock. This increase is offset by the net loss of $69.5 million recognized during the year ended December 31, 2025.

Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Form 10-K Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) from continuing operations excluding: net income (loss) attributable to noncontrolling interests; depreciation and amortization expenses; interest expense, net of amortization of discounts and premiums; interest income; income tax expense (benefit); stock-based compensation expense; certain legal expenses; realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments; realized (gains) losses on available-for-sale debt securities; impairment losses on strategic investments; restructuring expenses; acquisition-related costs; change in fair value of convertible debt, warrant liability, and embedded derivatives; charitable contributions to Circle Foundation; losses on sale of long-lived assets and foreign currency exchange loss (gain). We have provided a reconciliation below of Adjusted EBITDA to net income (loss) from continuing operations, the most directly comparable GAAP financial measure.
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
•Adjusted EBITDA does not reflect stock-based compensation. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy;
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

The following table reconciles Adjusted EBITDA to net income (loss) from continuing operations, the most closely comparable GAAP financial measure, for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss) from continuing operations	$(69,518)	$156,991
Less: Net loss attributable to noncontrolling interests	(10)	—
Net income (loss) from continuing operations attributable to common stockholders	$(69,508)	$156,991
Adjusted for:
Depreciation and amortization expenses	76,627	50,854
Interest expense, net of amortization of discounts and premiums	1,226	1,906
Interest income(1)	(47,672)	(34,712)
Income tax expense (benefit)	(33,375)	64,583
Stock-based compensation expense	566,177	50,134
Legal expenses(2)	9,500	9,281
Realized and unrealized (gains), net, on digital assets held for investment, other related investments and strategic investments	(24,816)	(9,464)
Realized (gains) losses on available-for-sale debt securities	—	(88)
Impairment losses on strategic investments	1,006	2,358
Restructuring expenses(3)	—	3,186
Acquisition-related costs(4)	535	1,054
Change in fair value of convertible debt, warrant liability, and embedded derivatives	71,422	(11,653)
Charitable contributions to Circle Foundation(5)	23,149	—
Losses on sale of long-lived assets	22	73
Foreign currency exchange loss	7,922	368
Adjusted EBITDA	$582,215	$284,871

(1)Reflects interest income from corporate cash and cash and cash equivalents balances. For the avoidance of doubt, this amount does not include the impact of reserve income.
(2)Reflects litigation expenses related to the FT Partners litigation, legal and settlement expenses related to legacy businesses, and legal fees and other costs related to the one-time establishment of new governance structures to comply with U.S. regulatory requirements. Refer to Note 22 to our Consolidated Financial Statements included elsewhere in this Form 10-K for a summary of certain of these legal matters.
(3)Reflects one-time restructuring expenses incurred in connection with our change in domicile from the Republic of Ireland to the State of Delaware.
(4)Reflects one-time legal and professional services costs related to the Hashnote acquisition.
(5)Reflects the charge related to the charitable contribution of shares of our Class A common stock for the benefit of Circle Foundation, a donor-advised fund. Refer to Note 15 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further details on donations to Circle Foundation.

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
As of December 31, 2025, we had total liquidity sources of $2.3 billion, which consisted of $1.5 billion in Cash and cash equivalents and $823.0 million in Cash and cash equivalents segregated for corporate-held stablecoins. We believe our operating cash flows, together with our total liquidity sources on hand, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form 10-K. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we continue to invest in the expansion of our products and services. Operating payments made in the form of corporate-held stablecoins are utilized and presented in the Consolidated Statements of Cash Flows in the same manner as if such payments were settled in cash. Refer to Note 2 Deposits from Stablecoin Holders in the Consolidated Financial Statements included elsewhere in this Form 10-K for additional details regarding the accounting for the use of corporate-held stablecoins in our Consolidated Statements of Cash Flows.
Cash and cash equivalents segregated for the benefit of stablecoin holders was $75.1 billion and $43.9 billion as of December 31, 2025 and December 31, 2024, respectively. This represents cash and cash equivalents maintained in segregated reserve accounts. We segregate the use of the assets underlying the customer funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to stablecoin holders.
Off-Balance Sheet Arrangements
As of December 31, 2025 and December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Composition of USDC Reserves
The table presented below summarizes the composition of the reserves backing USDC in circulation (which, as discussed in “Key operating indicators and financial results”, excludes access denied tokens and tokens allowed but not issued (for which we do not receive fiat funds)), the outstanding balance, and the average yield for the periods indicated. We use USDC in circulation in the table presented below to align with our presentation in “—Key operating indicators and financial results” and because reserves backing access denied tokens do not represent a material portion of USDC reserves. The amounts below differ from assets (cash and cash equivalents) segregated for the benefit of stablecoin holders, as these line items on our balance sheet include reserve assets backing access denied tokens and reserve assets backing EURC (which is held only in cash at banks and not material for the periods presented) and excludes the amount of reserve assets backing corporate-held USDC. In addition, the amounts differ due to timing and settlement differences, such as reserve income earned but not yet transferred to corporate cash and timing differences of cash receipts and payments related to the minting and redemption process.

	Year ended December 31,
(in millions, except percentages)	2025		2024
Asset Class	Fair Value	Average Yield	Fair Value	Average Yield
Cash	$9,016	3.38%	$6,407	3.96%
Circle Reserve Fund	$66,317	4.15%	$37,514	5.09%
As of December 31, 2025 and December 31, 2024, USDC reserves held as cash balances at banks (labeled as “Cash” in the table below) significantly exceeded the FDIC insurance limit of $250,000 per financial institution. As of December 31, 2025 and 2024, FDIC deposit insurance related to financial institutions where USDC reserves were held was limited to an aggregate amount of $1.5 million (representing six FDIC-insured financial institutions) and $1.3 million (representing five FDIC-insured financial institutions), respectively. The liabilities related to Deposits from stablecoin holders on the Consolidated Balance Sheets are not covered by FDIC deposit insurance.
As of December 31, 2025, approximately 88% of USDC reserves are held in the Circle Reserve Fund. The remaining amount is held in cash and distributed across several banks. We allocate USDC reserves across the different types of reserve assets in accordance with our reserve management standard in a manner designed to ensure available liquidity to meet redemption requests.

The Circle Reserve Fund is a government money market fund pursuant to Rule 2a-7 under the 1940 Act, holding a portfolio of U.S. Treasury securities with remaining maturities of three months or less, overnight U.S. Treasury repurchase agreements, and cash. As an SEC-registered Rule 2a-7 fund, the securities purchased by the Circle Reserve Fund are subject to the quality, diversification, and other requirements of Rule 2a-7 under the 1940 Act and other rules of the SEC. The Circle Reserve Fund is managed by BlackRock. The Circle Reserve Fund is only available to us, the only shareholder of the Circle Reserve Fund, and we have consent rights over changes to certain fundamental investment restrictions, such as the Circle Reserve Fund acting in ways that are not permitted under the 1940 Act or inconsistent with the disclosure in the fund’s prospectus.
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
Sources of liquidity
Initial Public Offering (IPO)
In June 2025, we completed our IPO, in which we issued and sold 19.9 million shares of our Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $31.00 per share. The IPO resulted in net proceeds to us of $583.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $12.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO.
Follow-on Public Offering
In August 2025, we completed a follow-on public offering of our Class A common stock, in which we issued and sold 3.5 million shares of our Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $130.00 per share. This resulted in net proceeds to us of $444.8 million after deducting the underwriting discounts and commissions and before deducting offering costs of $1.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the follow-on public offering.
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
In September 2024, certain holders of our note converted their principal balance of $8.3 million into 524 thousand shares of Series E preferred stock at a conversion rate of $16.23 per share. Subsequent to the IPO, the remaining note is convertible into Class A common stock at a conversion rate of $16.23. The fair value of the convertible notes as of the conversion date was $15.0 million, of which $8.5 million was converted to Series E Preferred Stock and $6.5 million or $4.7 million after tax, was recorded to additional paid-in capital.
In October 2025, certain holders of our convertible notes converted their principal and accrued interest balance of $11.0 million into approximately 675 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in October 2025 was approximately $88.8 million, substantially all of which was recorded to additional paid-in capital upon conversion.

In January 2026, the remaining holders of the Company’s convertible notes converted their principal and accrued interest balance of $7.5 million into approximately 465 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in January 2026 was approximately $39.4 million substantially all of which was recorded to additional paid-in capital upon conversion.
Warrants
In April 2023, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. As of December 31, 2025, 3.4 million of these warrants have expired. The vesting conditions for the remaining warrants have not been met, and none of the common shares associated with these warrants have been exercised or forfeited.
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
In December 2024, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a three-year period. As of December 31, 2025, 0.9 million of these warrants have vested, and the counterparty elected to exercise 0.3 million of the warrants in February 2026 resulting in the net issuance of approximately 0.2 million shares of Class A common stock. None of the common shares associated with these warrants have been forfeited or expired.
Other commitments and contingencies
Our commitments for facilities' leases under non-cancelable operating leases amounted to $24.1 million as of December 31, 2025. As of the date of this Form 10-K, we did not have any other material commitments for cash expenditures.
We are involved in claims, lawsuits, government investigations, and proceedings arising from the ordinary course of our business. We record a contingent liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. Refer to Note 22 to our Consolidated Financial Statements included elsewhere in this Form 10-K for a summary of our contingent liabilities. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the Consolidated Financial Statements to the extent material.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$542	$345
Net cash (used in) provided by investing activities	$(84)	$186
Net cash provided by financing activities	$31,936	$19,450

Operating Activities
Net cash provided by operating activities was $542.1 million for the year ended December 31, 2025 compared to net cash provided by operating activities of $344.6 million for the year ended December 31, 2024, driven primarily by a $933.9 million increase in cash receipts from reserve income attributable to increased average reserve deposits relating to increased average USDC in circulation balances, offset by a $425.6 million increase in payment of distribution and transaction costs.
Investing Activities
Net cash used in investing activities was $84.0 million for the year ended December 31, 2025, driven primarily by $56.2 million capitalization of software development costs, $12.4 million purchase of long-lived assets, $7.7 million cash consideration related to the Hashnote acquisition, and $9.3 million purchase of strategic investments for the year ended December 31, 2025, compared to the net cash provided by investing activities of $186.3 million for the year ended December 31, 2024, driven primarily by $341.6 million of sales and maturities of available-for-sale securities, which was offset by $99.3 million purchase of available-for-sale securities, $39.1 million capitalization of software development costs, and $18.1 million purchase of long-lived assets for the year ended December 31, 2024.
Financing Activities
Net cash provided by financing activities was $31.9 billion for the year ended December 31, 2025, primarily reflecting $31.1 billion increase in net changes in deposits held for stablecoin holders primarily due to the increase in USDC in circulation, and $1.0 billion proceeds to us from issuance of common stock in connection with the IPO and the follow-on public offering, net of underwriting discounts and commissions and offering costs, offset by $269.7 million payment of withholding taxes on settlement of restricted stock units for the year ended December 31, 2025, compared with net cash provided by financing activities of $19.4 billion for the year ended December 31, 2024, primarily reflecting $19.5 billion increase in net changes in deposits held for stablecoin holders primarily due to the increase in USDC in circulation for the year ended December 31, 2024.
Critical Accounting Estimates
Our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of Consolidated Financial Statements also requires us to make estimates, judgment and assumptions that affect the reported amounts of assets, liabilities, stockholders' equity, revenue, costs, and expenses and related disclosures. We re-evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For more information, see the notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.
Stock-based compensation including valuation of common stock
We account for share-based awards under the recognition and measurement provisions of Accounting Standards Codification Topic 718, Stock-Based Compensation. In the absence of a public trading market prior to our IPO, our management and board of directors considered various objectives and subjective factors to determine the fair value of Circle’s common stock as of each grant date, including the value determined by a third-party valuation firm. These factors included, among other things, the following:
• our actual operating and financial performance and estimated trends and prospects for our future performance;
• the composition of, and changes to, our management team and board of directors;
• consideration of the lack of liquidity of the common stock as a private company;
• our stage of development, business strategy, and the material risks related to our business and industry;
• the valuations of publicly traded companies in the financial services sector, as well as recently completed mergers and acquisitions of peer companies;

• external market conditions affecting the financial services sector;
• the likelihood of achieving a liquidity event for the holders of our common stock;
• the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock; and
• the prices of our convertible preferred stock and common stock sold to investors in arm’s-length transactions or offered to investors through a tender offer.
After the IPO, the Company measures stock-based compensation based on the publicly quoted market closing price of our common stock as reported on the New York Stock Exchange.
In September 2021, we initiated a program to grant employees restricted stock units (“RSUs”) as part of our compensation program. Prior to the IPO, the RSUs vest upon the satisfaction of both a service condition and a liquidity condition. Both the service and liquidity conditions must be met for the expense to be recognized. The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Stock-based compensation expense related to the RSUs is recorded on a tranche-by-tranche basis over the requisite service period, when the liquidity condition is considered probable.
Our RSUs granted after the IPO vest upon the satisfaction of a service condition and do not have a corresponding liquidity condition. Expense related to these RSUs is recognized using the straight-line attribution method.
We use the Black-Scholes option pricing model (“Black-Scholes”) to estimate the grant-date fair value of option grants. The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate, and expected dividends. The expected term represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option. The risk-free interest rate is estimated using the rate of return on U.S. Treasury notes with a life that approximates the expected term. Share-based compensation cost is measured at the grant date based on the fair value of the underlying common stock and is recognized as expense over the requisite service period.
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different, including as a result of adjustments to stock-based compensation expense recorded for prior periods.
Income taxes/uncertain tax positions
When recognizing the tax benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We also recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.
We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss, capital loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we establish a valuation allowance.
For U.S. federal tax purposes, digital asset transactions are treated on the same tax principles as property transactions. We recognize a gain or loss when digital assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged digital asset. Receipts of digital assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

Business combinations, goodwill, and acquired intangible assets
Accounting for business combinations requires us to make significant estimates and assumptions. We use our best estimates and assumptions to accurately allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded to goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, and discount rates. The amounts and useful lives assigned to acquired intangible assets impact the amount and timing of future amortization expense.
We use estimates, assumptions, and judgments when assessing the recoverability of goodwill and acquisition-related intangible assets. We test for impairment at least annually, during the fourth quarter or more frequently if a significant event or circumstance indicates impairment. In assessing goodwill and intangible assets for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In the qualitative assessment, we may consider factors such as economic conditions, industry and market conditions and developments, overall financial performance, and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should we conclude that it is more likely than not that the recorded goodwill and intangible assets amounts have been impaired, we would perform the impairment test. An impairment loss is recognized in earnings if the estimated fair value of a reporting unit or indefinite-lived intangible asset is less than the carrying amount of the reporting unit or intangible asset. Significant judgment is applied when goodwill and intangible assets are assessed for impairment. We also evaluate the estimated remaining useful lives of acquired intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization.
Loss contingencies
We are currently involved in various claims, regulatory and legal proceedings, and investigations of potential operating violations by regulatory oversight authorities. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, legal proceeding, or potential regulatory violation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective and are based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims, litigation, or other violations and may revise our estimates. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may differ materially from the actual outcomes.
Convertible debt
We have elected the fair value option for our convertible debt. We believe the estimate of fair value of these financial instruments requires significant judgment. We measured the fair value of our convertible debt using the probability weighted “as converted” model, which uses both observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value. The significant unobservable inputs used include, but are not limited to:
• timing and probability of liquidity and other events;
• discount rate; and
• fair value of the underlying stock prior to our IPO.
Under the fair value election, changes in fair value of convertible debt are reported as Other income (expense), net in the Consolidated Statements of Operations in each reporting period subsequent to the issuance. In the future, depending on the valuation approaches used and the expected timing and weighting of each, the inputs described above, or other inputs, may have a greater or lesser impact on our estimates of fair value. These inputs are based on historical performance of loans facilitated through our platform, as well as the consideration of market participant requirements. See Note 2 and Note 10 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further information regarding the fair value measurements of convertible debt.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk
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
In the following analysis, we modeled the impact of hypothetical changes in interest rates on our reserve income and distribution and transaction costs for the following twelve-month period. We assume that the amount of USDC in circulation throughout this period is equal to the amount of USDC in circulation as of December 31, 2025, due to the inherent uncertainties described above in respect of predicting or forecasting USDC in circulation; such changes in interest rates occur on January 1, 2026 and are held constant through the period and impact all reserve assets equally; and our allocation of reserve assets do not change, as we are unable to predict the market and yield reactions to interest rate changes. The table below summarizes the hypothetical impact on our operating results for the following twelve-month period based on our internal modeling, which are subject to uncertainties and limitations as discussed above (in millions):

Change in interest rates from average yield of 3.64% in December 2025	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,512	$737
+100 bps	$756	$369
-100 bps	$(756)	$(369)
-200 bps	$(1,512)	$(737)

Change in interest rates from average yield of 4.33% in December 2024	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$882	$468
+100 bps	$441	$234
-100 bps	$(441)	$(234)
-200 bps	$(882)	$(468)
Foreign currency risk
Our reporting currency is the U.S. dollar and the functional currency of our international operations is its local currency. The assets and liabilities of each of our international operations are translated into dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Gains or losses due to transactions in foreign currencies are included in Other income (expense), net in our Consolidated Statements of Operations. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. A 10.0% increase or decrease in current exchange rates would not have a material effect on our operating results or financial condition for the years ended December 31, 2025 and 2024.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Circle Internet Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Circle Internet Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable convertible preferred stock and stockholders' (deficit)/equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deposits from Stablecoin Holders - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

Deposits from stablecoin holders are funds received from customers from the issuance of Circle stablecoins. This represents claims from the stablecoin holder associated with Circle's obligation to redeem stablecoins on a one-for-one basis. Circle stablecoins are the USDC and EURC payment stablecoins and are digital currencies issued natively on blockchain networks. All stablecoins issued and outstanding are backed by at least an equivalent amount of locally denominated reserve assets. Stablecoins not accounted for could result in the amount of claims from the stablecoin holder to be more than the amount of reserve assets.

We identified deposits from stablecoin holders as a critical audit matter due to the fact that the issuance and redemption of stablecoins requires complex computer code operations and smart contracts. The nature and extent of audit effort required to address the matter includes significant involvement of more experienced engagement team members and involvement of specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to deposits from stablecoin holders included the following, among others:

• We tested the effectiveness of controls over management's minting and burning process for the issuance and redemption of stablecoins.

• We tested effectiveness of controls over management’s reconciliation of reserve assets to stablecoin in circulation on approved blockchains.

• We utilized our proprietary audit tool and involved specialists to independently obtain evidence from public blockchains to test the completeness of stablecoins minted and outstanding by blockchain.

• We evaluated the reliability of audit evidence obtained from public blockchains

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2026

We have served as the Company's auditor since 2023.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,526,046	$750,981
Cash and cash equivalents segregated for corporate-held stablecoins	822,963	294,493
Cash and cash equivalents segregated for the benefit of stablecoin holders	75,067,932	43,918,572
Accounts receivable, net	62,866	6,418
Stablecoins receivable, net	—	6,957
Prepaid expenses and other current assets	321,660	187,528
Total current assets	77,801,467	45,164,949
Non-current assets:
Restricted cash	2,792	3,558
Investments	84,265	84,114
Fixed assets, net	22,791	18,682
Digital assets	86,515	31,330
Goodwill	265,742	169,544
Intangible assets, net	411,146	331,394
Deferred tax assets, net	11,110	10,223
Other non-current assets	27,379	20,615
Total assets	$78,713,207	$45,834,409
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$74,912,567	$43,727,363
Accounts payable and accrued expenses	360,609	287,007
Convertible debt, net of debt discount	36,821	—
Other current liabilities	18,398	16,597
Total current liabilities	75,328,395	44,030,967
Non-current liabilities:
Convertible debt, net of debt discount	—	40,717
Deferred tax liabilities, net	28,702	29,559
Warrant liability	—	1,591
Other non-current liabilities	25,337	21,281
Total non-current liabilities	54,039	93,148
Total liabilities	$75,382,434	$44,124,115

Commitments and contingencies (see Note 22)
Redeemable convertible preferred stock
Redeemable convertible preferred stock ($0.0001 par value, nil and 139.8 million shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of nil and $1.1 billion as of December 31, 2025 and December 31, 2024, respectively)	—	1,139,765
Stockholders’ equity
Class A common stock ($0.0001 par value; 2.5 billion and 300.0 million authorized as of December 31, 2025 and December 31, 2024, respectively; 223.6 million and 56.4 million issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	24	6
Class B common stock ($0.0001 par value; 500.0 million and nil authorized as of December 31, 2025 and December 31, 2024, respectively; 18.7 million and nil issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	2	—
Class C common stock ($0.0001 par value; 500.0 million and nil authorized as of December 31, 2025 and December 31, 2024, respectively; nil issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—
Treasury stock at cost (4.7 million and 5.0 million shares held as of December 31, 2025 and December 31, 2024, respectively)	(2,721)	(2,877)
Additional paid-in capital	4,610,216	1,792,969
Accumulated deficit	(1,292,709)	(1,223,213)
Accumulated other comprehensive income	14,515	3,644
Total stockholders' equity attributable to common stockholders	3,329,327	570,529
Noncontrolling interests	1,446	—
Total stockholders’ equity	3,330,773	570,529
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$78,713,207	$45,834,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)	Year Ended December 31,
	2025	2024	2023
Revenue and reserve income
Reserve income	$2,636,822	$1,661,084	$1,430,606
Other revenue	109,820	15,169	19,860
Total revenue and reserve income	2,746,642	1,676,253	1,450,466
Distribution, transaction and other costs
Distribution and transaction costs	1,661,549	1,010,811	719,806
Other costs	2,102	6,553	7,918
Total distribution, transaction and other costs	1,663,651	1,017,364	727,724
Operating expenses
Compensation expenses	844,878	263,410	296,055
General and administrative expenses	190,272	137,283	100,128
Depreciation and amortization expenses	76,627	50,854	34,887
IT infrastructure costs	36,638	27,109	20,722
Marketing expenses	25,718	17,326	36,544
Gain on sale of intangible assets	—	—	(21,634)
Digital assets losses (gains)	5,293	(4,251)	(13,488)
Total operating expenses	1,179,426	491,731	453,214
Operating income (loss) from continuing operations	(96,435)	167,158	269,528
Other income (expense), net	(6,458)	54,416	49,421
Net income (loss) from continuing operations before income taxes	(102,893)	221,574	318,949
Income tax expense (benefit)	(33,375)	64,583	47,400
Net income (loss) from continuing operations	(69,518)	156,991	271,549
Loss from operations of discontinued businesses	—	(1,324)	(3,987)
Net income (loss)	(69,518)	155,667	267,562
Less: Net loss attributable to noncontrolling interests	(10)	—	—
Net income (loss) attributable to common stockholders	$(69,508)	$155,667	$267,562

Earnings (loss) per share attributable to common stockholders:
Basic earnings (loss) per common share attributable to common stockholders:
Continuing operations	$(0.44)	$0.33	$0.95
Discontinued operations	—	(0.00)	(0.00)
Basic earnings (loss) per common share attributable to common stockholders	$(0.44)	$0.33	$0.95

Diluted earnings (loss) per common share attributable to common stockholders:
Continuing operations	$(0.44)	$0.30	$0.78
Discontinued operations	—	(0.00)	(0.00)
Diluted earnings (loss) per common share attributable to common stockholders	$(0.44)	$0.30	$0.78

Weighted-average common shares used to compute earnings (loss) per share attributable to common stockholders:
Basic	158,699	54,413	47,265
Diluted	158,699	73,042	67,549
The accompanying notes are an integral part of these Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common stockholders	$(69,508)	$155,667	$267,562
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	10,904	(1,899)	1,460
Unrealized gain (loss) on available-for-sale debt securities, net of tax	—	(226)	(1,069)
Unrealized (loss) gain on convertible notes – credit risk, net of tax	(49)	840	1,182
Total other comprehensive income (loss), net of tax	10,855	(1,285)	1,573
Less: other comprehensive loss attributable to noncontrolling interests	(16)	—	—
Total other comprehensive income (loss) attributable to common stockholders	10,871	(1,285)	1,573
Comprehensive income (loss) attributable to common stockholders	$(58,637)	$154,382	$269,135
The accompanying notes are an integral part of these Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT)/EQUITY

	Temporary Equity		Permanent Equity
(in thousands)	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total Stockholders’ (Deficit)/Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as at December 31, 2022	139,238	$1,131,260	48,391	$5	—	$—	4,960	$(2,877)	$1,399,612	$(1,652,197)	$3,356	$—	$(252,101)
Adoption of new accounting standards	—	—	—	—	—	—	—	—	—	(972)	—	—	(972)
Issuance of common stock upon exercise of stock options	—	—	990	—	—	—	—	—	1,037	—	—	—	1,037
Issuance of common stock in connection with asset acquisition	—	—	8,367	1	—	—	—	—	209,938	—	—	—	209,939
Vesting and issuance of common shares in connection with business combinations	—	—	1,246	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	121,178	—	—	—	121,178
Other comprehensive income (loss), net of tax	—	—		—	—	—	—	—	—	—	1,573	—	1,573
Cancellation of treasury stock , net	—	—	(349)	—	—	—	—	—	(8,745)	—	—	—	(8,745)
Net income	—	—	—	—	—	—	—	—	—	267,562	—	—	267,562
Balance at December 31, 2023	139,238	$1,131,260	58,645	$6	—	$—	4,960	$(2,877)	$1,723,020	$(1,385,607)	$4,929	$—	$339,471
Adoption of new accounting standards, net of tax	—	—	—	—	—	—	—	—	—	6,727	—	—	6,727
Issuance of common stock upon exercise of stock options	—	—	1,221	—	—	—	—	—	1,614	—	—	—	1,614
Vesting of restricted stock units and common share in connection with business combinations	—	—	1,447	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock for conversion of convertible notes, net	524	8,505	—	—	—	—	—	—	4,692	—	—	—	4,692
Stock-based compensation	—	—	—	—	—	—	—	—	63,643	—	—	—	63,643
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(1,285)	—	(1,285)
Net income	—	—	—	—	—	—	—	—	—	155,667	—	—	155,667
Balance at December 31, 2024	139,762	$1,139,765	61,313	$6	—	$—	4,960	$(2,877)	$1,792,969	$(1,223,213)	$3,644	$—	$570,529
Issuance of common stock upon exercise of stock options	—	—	9,280	1	30	—	—	—	51,759	—	—	—	51,760
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	19,900	2	—	—	—	—	570,127	—	—	—	570,129
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts and commissions and offering costs	—	—	3,500	—	—	—	—	—	442,968	—	—	—	442,968
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	7,086	—	31	—	—	—	216,682	—	—		216,682
Issuance of common stock in connection with acquisitions	—	—	3,906	—	—	—	—	—	92,294	—	—	—	92,294
Issuance of common stock and preferred stock upon exercise of warrants	45	737	1,130	—	—	—	—	—	854	—	—	—	854
Re-issuance of treasury stock to Circle Foundation	—	—	—	—	—	—	(268)	156	23,026	—	—	—	23,182
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(139,807)	(1,140,502)	139,807	14	—	—	—	—	1,140,488	—	—	—	1,140,502
Conversion of Class A common stock to Class B common stock in connection with initial public offering	—	—	(19,580)	(2)	19,580	2	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	976	—	(976)	—	—	—	—	—	—	—	—
Conversion of convertible debt, net	—	—	675	—	—	—	—	—	89,049	—	—	—	89,049
Warrants in common stock	—	—	—	—	—	—	—	—	23,592	—	—	—	23,592
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	293	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	166,407	—	—	—	166,407
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	10,871	(16)	10,855
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	1,472	1,472
Other	—	—	—	3	—	—	—	—	1	12	—	—	16
Net loss	—	—	—	—	—	—	—	—	—	(69,508)	—	(10)	(69,518)
Balance at December 31, 2025	—	$—	228,286	$24	18,665	$2	4,692	$(2,721)	$4,610,216	$(1,292,709)	$14,515	$1,446	$3,330,773

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(69,518)	$155,667	$267,562
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	76,627	50,854	34,887
Accretion of premium on available-for-sale debt securities	—	(2,268)	(7,738)
Realized and unrealized (gains) losses on digital assets	(18,223)	(12,878)	(13,010)
Change in fair value of convertible debt, warrant liability, and embedded derivatives	71,422	(10,024)	(25,343)
Digital assets received for services	(28,567)	(1,500)	(4,476)
Equity securities received for services	(3,302)	—	—
Deferred taxes	(2,153)	(2,806)	(32,893)
Realized and unrealized (gains) losses on available-for-sale debt securities and strategic investments	(294)	(434)	1,749
(Gains) losses on sale of long-lived assets	22	73	(21,521)
Foreign currency remeasurement losses (gains)	7,790	(565)	1,428
Stock-based compensation	566,177	50,134	107,999
Provision for warrants in common stock	23,592	—	—
Charitable contributions to Circle Foundation	23,149	—	—
Other non-cash items	4,936	887	3,383
Changes in operating assets and liabilities:
Accounts receivable	(39,379)	(4,569)	2,244
Prepaid expenses and other current assets	(146,502)	(21,764)	(51,161)
Accounts payable and accrued expenses	81,237	132,878	(123,833)
Other current liabilities	(4,885)	10,891	291
Net cash provided by operating activities	$542,129	$344,576	$139,568
Cash flows from investing activities
Purchase of available-for-sale debt securities	—	(99,313)	(311,639)
Sale and maturities of available-for-sale securities	—	341,561	8,827,550
Cash acquired from acquisition of equity method affiliate	—	—	1,629
Sale and return of investments	1,426	739	1,107
Purchase of investments	(9,291)	(4,265)	(2,661)
Business combinations, net of cash acquired	(7,734)	—	—
Proceeds from sale of digital assets	196	4,805	27,301
Capitalization of software development costs	(56,200)	(39,098)	(32,862)
Purchase of long-lived assets	(12,432)	(18,128)	(654)
Net cash (used in) provided by investing activities	$(84,035)	$186,301	$8,509,771
Cash flows from financing activities
Net changes in deposits held for stablecoin holders	31,139,764	19,452,147	(20,322,155)
Purchase of treasury stock	—	—	(8,745)
Proceeds from issuance of common stock in connection with initial public offering and follow-on public offering, net of underwriting discounts and commissions and offering costs	1,013,097	—	—
Payment of withholding taxes on settlement of restricted stock units	(269,732)	—	—
Capital contribution from noncontrolling interest	1,472	—	—
Capitalized transaction costs	—	(3,870)	—

(in thousands)	Year Ended December 31,
	2025	2024	2023
Proceeds from exercise of stock options	51,759	1,614	1,037
Net cash provided by (used in) financing activities	$31,936,360	$19,449,891	$(20,329,863)
Effect of exchange rate changes on cash and cash equivalents, restricted and segregated cash	57,675	(7,099)	1,097
Unrealized (losses) gains on available-for-sale debt securities classified as cash equivalents, net of tax	—	(224)	(254)
Net increase (decrease) in cash and cash equivalents, restricted and segregated cash	32,452,129	19,973,445	(11,679,681)
Cash and cash equivalents, restricted and segregated cash at the beginning of the period	44,967,604	24,994,159	36,673,840
Cash and cash equivalents, restricted and segregated cash at the end of the period	$77,419,733	$44,967,604	$24,994,159
Cash and cash equivalents, restricted and segregated cash consisted of the following:
Cash and cash equivalents	1,526,046	750,981	368,623
Restricted cash	2,792	3,558	3,575
Cash and cash equivalents segregated for corporate-held stablecoins	822,963	294,493	275,809
Cash and cash equivalents segregated for the benefit of stablecoin holders	75,067,932	43,918,572	24,346,152
Total cash and cash equivalents, restricted and segregated cash	$77,419,733	$44,967,604	$24,994,159
Supplemental disclosure of cash flow information
Cash paid for income taxes
U.S. Federal	$11,500	$61,572	$63,664
U.S. State and local
New York	—	4,600	7,702
New York City	708	4,061	4,666
Other States	(551)	4,339	4,776
Foreign - Other jurisdictions	1,673	1,007	229
Total cash paid for income taxes	$13,330	$75,579	$81,037
Cash paid for interest	$180	$258	$253
Supplemental schedule of non-cash activities
Obligations to return digital asset collateral	$—	$(2,700)	$(7,053)
Digital assets collateral received	$—	$1,905	$7,053
Net changes in the purchase and redemption of digital financial assets	$(13,810)	$14,328	$—
Proceeds from sale of intangible assets	$—	$—	$21,634
Net changes in stablecoins receivable	$7,000	$16,513	$(6,938)
Non-cash purchase of investments and digital assets	$(5,203)	$(6,570)	$(8,937)
Re-issuance of treasury stock to Circle Foundation	$23,182	$—	$—
Conversion of convertible debt	$89,003	$14,967	$—
Capitalized stock-based compensation expense related to internally developed software	$86,905	$13,646	$13,118
Purchases of long-lived assets included in accounts payable and accrued expenses	$(2,722)	$2,874	$—
Unrealized (loss) gain on available-for-sale debt securities	$—	$(224)	$(815)
Unrealized (loss) gain on convertible notes - credit risk, net of tax	$(49)	$840	$1,182
Non-cash consideration for acquisitions	$(92,294)	$—	$(209,938)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$1,140,502	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of business
Overview of the Business
On July 1, 2024, Circle Internet Financial Limited (“Circle Ireland”) consummated an Irish High Court-approved scheme of arrangement, pursuant to which issued ordinary shares and preferred shares in the capital of Circle Ireland were cancelled and, in connection with such cancellation, Circle Internet Group, Inc. (“Circle Group”), a Delaware corporation, issued equivalent shares of capital stock (in number and class) to the then-shareholders of Circle Ireland. Upon consummation of the scheme of arrangement, Circle Ireland became a wholly-owned subsidiary of Circle Group. The historical basis of accounting was retained as if the entities had always been combined for financial reporting purposes. The Consolidated Financial Statements include the accounts of Circle Group and its subsidiaries in which we have a controlling financial interest (together, “Circle,” the “Company,” “we,” “us,” or “our”).
We were founded in 2013, on the belief that we could connect the world more deeply by building a new global economic system on the foundation of the internet, and facilitate the creation of a world where everyone, everywhere can share value as easily as we can today share information, content, and communications.
We are building a full-stack internet financial platform business anchored by our stablecoin network, and organized around our reinforcing pillars — Arc and related developer infrastructure, Circle Digital Assets and related services, and Circle Applications.
Initial Public Offering
In June 2025, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 19.9 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $31.00 per share. The IPO resulted in net proceeds to the Company of $583.0 million after deducting the underwriting discounts and commissions and before deducting offering costs of $12.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. Certain selling stockholders offered an additional 19.2 million shares of our Class A common stock at the IPO price in a secondary offering, for which we received no proceeds.
In connection with the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, effective June 6, 2025 (the “Charter”), which authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of December 31, 2025.
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

Follow-on Public Offering
In August 2025, the Company completed a follow-on public offering of its Class A common stock, in which the Company issued and sold 3.5 million shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $130.00 per share. This resulted in net proceeds to the Company of $444.8 million after deducting the underwriting discounts and commissions and before deducting offering costs of $1.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the follow-on public offering. Certain selling stockholders offered an additional 8.0 million shares of our Class A common stock at the follow-on public offering price in a secondary offering, for which we received no proceeds.
2. Summary of significant accounting policies
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company consolidates entities in which it has a controlling financial interest. All intercompany balances and transactions have been eliminated on consolidation.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. The impact of these reclassifications is immaterial to the presentation of the Consolidated Financial Statements taken as a whole and had no impact on previously reported total assets, total liabilities and net income.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and disclosures in the accompanying notes.
Significant estimates that are particularly susceptible to significant change relate to the fair value of stock-based awards issued prior to the IPO, the fair value of convertible debt, the fair value of derivatives and embedded derivatives, the fair value of investments under measurement alternative, the assessment of the amount and likelihood of adverse outcomes from claims and disputes, the valuation of intangible assets acquired in business combinations, including goodwill and acquisition-date deferred taxes, contingent liabilities, and the recognition and measurement of current and deferred income taxes. The Company bases its estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. These estimates may change as new events occur and additional information becomes available. Actual amounts or results could differ from these estimates and any such differences may be material to the financial statements.
Cash and Cash Equivalents
Cash and cash equivalents are cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase.
Restricted Cash
Restricted cash is primarily related to amounts held at financial institutions related to the Company’s banking collateral requirements. Restricted cash is restricted from withdrawal due to contractual or regulatory banking requirements or not available for general use and as such is classified as restricted on the Consolidated Balance Sheets.
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

Cash and cash equivalents segregated for the benefit of stablecoin holders and Cash and cash equivalents segregated for corporate-held stablecoins
Cash and cash equivalents segregated for the benefit of stablecoin holders and Cash and cash equivalents segregated for corporate-held stablecoins represent cash and cash equivalents maintained in segregated accounts that are held for the exclusive benefit of customers and stablecoin holders, including stablecoins held by the Company. The Company’s subsidiaries hold shares in the Circle Reserve Fund (the “Fund”), a money market fund managed by BlackRock Advisors, LLC. The securities purchased by the Fund are subject to the quality, diversification, and other requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended. Shares of the Fund are only available for purchase by certain subsidiaries of the Company.
The Company accounts for the Fund as a financial asset under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the Fund. The shares of the Fund would otherwise be accounted for under the equity method pursuant to ASC 323, Equity Method and Joint Ventures, if the Company had not elected the fair value option. The Company measures fair value at the Fund’s net asset value per share. As of December 31, 2025 and December 31, 2024, balances held in the Fund included in Cash and cash equivalents segregated for the benefit of stablecoin holders were $66.3 billion and $37.5 billion, respectively, and the Fund has maintained a net asset value of $1.00 per share for all periods presented. In connection with the Fund, dividends receivable are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets and dividend income is included in Reserve income in the Consolidated Statements of Operations.
Investments
Strategic investments
The Company has strategic investments in equity securities without a readily determinable fair value where the Company (1) holds less than 20% ownership in the entity and (2) does not exercise significant influence. The Company has elected to use the measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are recognized at cost, less impairment, if any, and are remeasured through earnings when there is an observable price change in orderly transactions involving the same or similar investment in the same issuer. The Company recognizes impairment losses on strategic investments in Other income (expense), net in the Consolidated Statements of Operations.
Investment in marketable equity securities
Marketable equity securities are recorded at fair value using quoted market prices reported on recognized securities exchanges. Any change in unrealized holding gains or losses on equity securities are included in Other income (expense), net in the Consolidated Statements of Operations.
Investment in affiliate, equity method
Until the acquisition of the controlling interest in Centre Consortium, LLC (“Centre”) in August 2023, the Company accounted for its 50% equity interest in Centre under the equity method since it had the ability to exercise significant influence, but not control. Refer to Note 3 for additional information regarding the acquisition of the controlling financial interest of Centre. The equity method investment was included in Investments on the Consolidated Balance Sheets, and its share of income and losses were included in Other income (expense), net in the Consolidated Statements of Operations.
Fair Value Measurements
The Company utilizes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure certain assets and liabilities at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors.
Assets and liabilities with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value. The three levels of the fair value hierarchy are as follows:
Level 1:    Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2:    Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3:    Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are contractual rights to receive cash or digital assets either on demand or at fixed or determinable dates and are recognized as assets on the Company’s balance sheet when earned. Accounts receivable consists of customer funds receivable and other receivables.
Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing evaluations of its accounts receivable and, if necessary, provides an allowance for current expected credit losses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable.
Digital Assets
The Company receives, purchases, utilizes, and sells digital assets in the ordinary course of business and holds certain digital assets as investments.
Effective January 1, 2024, upon the adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), digital assets are measured at fair value. Digital assets are measured at fair value based on quoted market prices in active markets. If no quoted market price is available, digital assets are measured at fair value using a cost approach or other comparable approach. Changes in fair value of digital assets held in the ordinary course of business are recognized in Digital assets losses (gains) in the Consolidated Statements of Operations. Changes in fair value of digital assets held as investments are recognized in Other income (expense), net. Gains and losses upon sale of digital assets are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets. These realized gains and losses on digital assets held in the ordinary course of business are recorded to Digital assets losses (gains), and realized gains and losses on digital assets held as investments are recorded to Other income (expense), net.
Prior to January 1, 2024, digital assets were accounted for as intangible assets with indefinite useful lives. The Company initially measured digital assets at cost and tested digital assets for impairment by comparing the digital asset’s fair value to its carrying value and recognized an impairment loss whenever the carrying value exceeded quoted market prices of the respective digital asset during the period. Company owned digital assets and digital assets held as collateral were reflected within Digital Assets on the Consolidated Balance Sheets. Impairment losses were reflected within Digital assets losses (gains) in the Consolidated Statements of Operations.
Deposits from Stablecoin Holders
Funds received from customers from the issuance of Circle stablecoins represent claims which are reflected as a liability classified as Deposits from stablecoin holders on the Consolidated Balance Sheets. As a licensed money transmitter and regulated Electronic Money Institution, Circle is obligated to redeem all Circle stablecoins presented by Circle Mint customers on a one-for-one basis for U.S. dollars or euros, as applicable, except in limited circumstances, such as when prohibited by law or court order or instances where fraud is suspected. As such, the Company does not have an unconditional right to deny Circle stablecoin redemption requests from Circle Mint customers. With the exception of general stablecoin holders subject to specific regulatory requirements such as those in the European Union, the Company does not redeem Circle stablecoins from stablecoin holders who are not Circle Mint customers. However, Circle stablecoins are supported by numerous global digital asset exchanges and marketplaces, including neo-banks, brokerages, payment providers, remittance providers, superapps and commerce companies, and as such, Circle stablecoin holders could transact with Circle Mint customers, ultimately allowing the Circle stablecoins to be redeemed. Deposits from stablecoin holders do not include amounts associated with corporate-held stablecoins. Cash associated with such corporate-held stablecoins is presented as Cash and cash equivalents segregated for corporate-held stablecoins on the Consolidated Balance Sheets.

When the Company makes payments in the form of corporate-held stablecoins, the Company records an associated Deposits from stablecoin holders and records the cash associated with such stablecoins as Cash and cash equivalents segregated for the benefit of stablecoin holders. When such payments, in the form of corporate-held stablecoins, are for distribution, transaction and other costs or operating expenses incurred, the payments are presented in the Consolidated Statements of Cash Flows in the same manner as if such payments were settled in cash.
As of December 31, 2025 and December 31, 2024, the Company’s eligible liquid assets, which consist of cash and cash equivalents, were greater than the aggregate amount of custodial funds due to stablecoin holders.
Derivative Contracts, including Embedded Derivatives
Derivative instruments are financial instruments or other contracts that derive their value from one or more underlying variables. Derivative contracts are recognized as either assets or liabilities on the Consolidated Balance Sheets at fair value, with changes in fair value recognized in Other income (expense), net or Digital assets losses (gains) in the Consolidated Statements of Operations.
The Company has entered into certain contracts resulting in the right to receive or obligation to deliver certain digital assets in the future. These contracts are accounted for as derivatives in their entirety or as hybrid instruments containing a debt-like host contract and an embedded derivative that is bifurcated from the host contract. The derivative or embedded derivative is subsequently measured at fair value.
Intangible Assets, net
Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The Company’s finite-lived intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and intangibles are also evaluated periodically to determine their remaining useful lives.
Internally developed software
Internally developed software represents direct costs incurred to develop software for internal use and are capitalized and amortized over an estimated useful life of two years. Unamortized internally developed software development costs are included in Intangible assets, net on the Consolidated Balance Sheets.
Acquired intangible assets
The Company reviews the carrying amount of its long-lived assets, including intangible assets with finite lives, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Unamortized acquired intangible assets are included in Intangible assets, net on the Consolidated Balance Sheets. Indefinite-lived acquired intangible assets, which include intellectual property rights, are not amortized. As a result, these assets are tested for impairment through qualitative and quantitative assessments at least annually in the fourth quarter and whenever events or circumstances occur indicating that indefinite-lived intangible assets might be impaired. We test our indefinite-lived intangible assets by comparing the fair values with the carrying values and recognize a loss for the difference.
There were no impairments recorded for intangible assets for the years ended December 31, 2025, 2024 and 2023.
Goodwill, Intangible Assets and Other Long-lived Assets
The Company performs a qualitative assessment on goodwill at least annually, during the fourth quarter, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying amount of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. For purposes of goodwill impairment testing for the years ended December 31, 2025, 2024 and 2023, the Company had one reporting unit.

Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives. The Company evaluates long-lived assets, including property, equipment and leasehold improvements and other intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.
In 2025, the Company changed its annual goodwill and indefinite-lived intangible assets impairment testing date from December 31 to October 1. This change in accounting principle is preferable because it allows for the timely completion of the impairment test prior to the commencement of annual financial reporting processes. The change in date does not delay or accelerate an impairment charge.
There were no impairment charges recognized related to goodwill, intangible assets, or other long-lived assets during the years ended December 31, 2025, 2024 and 2023.
Revenue Recognition
The Company determines revenue recognition from contracts with customers through the following steps:
•identification of the contract, or contracts, with the customer,
•identification of the performance obligations in the contract,
•determination of the transaction price,
•allocation of the transaction price to the performance obligations in the contract, and
•recognition of the revenue when, or as, the Company satisfies a performance obligation.
Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services.
The Company recognizes revenue from contracts with customers as it satisfies its obligation to customers. Services include Subscription, Transaction and Other revenue. Reserve income, Treasury services income relating to Circle stablecoin lending services and Other interest income are not contracts with customers. See Note 11 — Revenue Recognition for further detail.

Distribution Arrangements
The Company has entered into distribution arrangements and incentive agreements with digital asset exchanges, market makers, blockchain foundations, and other stablecoin liquidity providers. With respect to one of our main distribution agreements, prior to August 2023, a portion of the reserve income earned on fiat denominated assets held in reserve accounts was paid to a digital asset exchange based on (i) the amount of USDC distributed by each respective party and (ii) the amount of USDC held on each respective party’s platform (e.g., held in its customers’ accounts) in relation to the total amount of USDC in circulation. Subsequent to August 2023, the Company makes payments to this digital asset exchange based on the amount of USDC held on each respective party's platform and based on the amount of USDC in circulation held outside of each respective party's platform. The Company accounts for these agreements as executory contracts and accrues amounts payable as reserve income is earned and the amounts to be allocated are determinable. The costs associated with these are recognized in Distribution and transaction costs in the Consolidated Statements of Operations.

Marketing Expenses
The Company expenses the cost of producing advertisements at the time production occurs and expenses the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Online advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract.
The Company expenses the costs of marketing with various partners in the digital asset ecosystem over the term of the individual agreement. Marketing expenses are expensed as incurred and presented as a component of Operating Expenses in the Consolidated Statements of Operations.
General and Administrative Expenses
General and administrative expenses include costs incurred to support the Company’s business, including professional services fees paid for legal, accounting and consulting services, rent, employee meals and entertainment, travel expenses, credit losses, insurance, training and education, compliance, contributions and donations, including contributions to the Circle Foundation, and other administrative services. General and administrative costs are expensed as incurred or, in the case of charitable contributions in the period the contribution is made. General and administrative expenses are presented as a component of Operating Expenses in the Consolidated Statements of Operations.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
For U.S. Federal tax purposes, digital asset transactions are treated on the same tax principles as property transactions. The Company recognizes a gain or loss when digital assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged digital assets. Receipts of digital assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.
Foreign Currency
The functional currency for most subsidiaries outside of the United States is the local currency. For purposes of the Company's Consolidated Financial Statements, the assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Revenues, costs and expenses from these entities are translated to U.S. dollars using average daily exchange rates. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as Other income (expense), net in the Consolidated Statements of Operations.
Concentration of Credit Risk
The Company’s cash, cash equivalents, restricted cash, accounts receivable and stablecoin receivables and loan receivables are potentially subject to concentration of credit risk. Cash, cash equivalents and restricted cash are placed with financial institutions which are of high credit quality. The Company has corporate and reserve deposit balances with multiple financial institutions that substantially exceed the Federal Deposit Insurance Corporation insurance limit of $250,000 per financial institution.

Related Party Transactions
During the year ended December 31, 2025, we employed the adult child of our co-founder and non-executive director, P. Sean Neville. This individual, who is employed in a non-executive role, received total compensation in excess of $120,000. This compensation was determined in accordance with the Company practices applicable to similarly situated employees, and Mr. Neville did not participate in decisions regarding the individual’s hiring, compensation, or advancement.
In September 2023, we entered into an agreement with a Director to repurchase up to 240 thousand common shares of the Company to satisfy the Director's tax obligations relating to the exercise of expiring options. The repurchase was at a price of $25.09 per share. The repurchase transaction closed in October 2023, and these treasury shares were subsequently canceled in December 2023.
On November 7, 2022, we entered into an agreement to invest $0.3 million into a startup focused on consumer interaction with the digital economy, in return for equity under a simple agreement for future equity and token warrants. On February 19, 2025, the startup closed a preferred equity financing round, in connection with which our simple agreement for future equity converted into shares of preferred stock in the startup. P. Sean Neville, a member of our board of directors, is the founder and chief executive officer and owns 40% of this company. Additionally, Bradley Horowitz, a current member of our board of directors, is a minority investor in the company, and Anita Sands, a member of our board of directors at the time of our initial investment, is a minority investor in and strategic advisor to this company.
On October 7, 2022, we entered into an agreement to invest $0.3 million in the Series A funding of a startup focused on building an integrated platform that deconstructs loan documents into digital data. Jeremy Fox-Geen, one of our executive officers, is the domestic partner to the founder and chief executive officer of this company.
Stock-Based Compensation
Until the date on which our IPO registration statement was declared effective by the SEC on June 4, 2025, the Company provided stock options and restricted stock units (“RSUs”) to its employees and board members under the 2024 Share Award Plan, as amended, which assumed the obligations under the 2013 Share Award Scheme. The Board and our stockholders approved and adopted the 2025 Omnibus Incentive Plan and 2025 Employee Stock Purchase Plan (“ESPP”) which became effective on June 4, 2025 concurrent with the effectiveness of our IPO registration statement. The 2025 Omnibus Incentive Plan provides for the granting of stock options including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), share appreciation rights (“SARs”), restricted stock, RSUs, performance awards, other cash-based awards and other share-based awards. The number of shares available for grant and issuance under the 2025 Omnibus Incentive Plan is automatically increased on the first day of each fiscal year of our Company following the effective date of the Plan by a number equal to the lesser of (i) 5% of the aggregate number of shares of all classes of our common stock outstanding on the last day of the immediately preceding fiscal year; and (ii) the number of shares determined by the Compensation Committee in its discretion. The number of shares available for grant and issuance under the ESPP is automatically increased on the first day of each fiscal year of our Company following the effective date of the Plan by a number equal to the lesser of (i) 1% of the aggregate number of shares of all classes of our common stock outstanding on the last day of the immediately preceding fiscal year; and (ii) the number of shares determined by the Board in its discretion and subject to a limit on the maximum number of shares of our Class A common stock that may be issued under the ESPP. Collectively, these plans are referred to as the “Award Plans”. The Award Plans are administered by the Board and, where delegated, its committees, who have the authority to grant and amend awards, adopt, amend, and repeal rules relating to the Award Plans and to interpret and correct the provisions of the Award Plans and any award. Pursuant to the Award Plans, the Board and, where delegated, its committees, select the individuals to whom options or RSUs are granted and determine the terms of each award, including (i) the number of shares of common stock subject to the award; (ii) conditions and limitations applicable to each award and the common stock issued, including vesting provisions; (iii) the option exercise price, which must be at least 100.0% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the award, which may not exceed 10 years.
The Board and, where delegated, its committees, may also grant restricted stock awards entitling recipients to acquire shares of common stock subject to (i) delivery to Circle by the participant of cash or other lawful consideration in an amount at least equal to the par value of the stock purchased, and (ii) the right of Circle to repurchase all or part of such stock at their issue price in the event that conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period.

In certain circumstances, the Company also grants stock-based awards to non-employees in lieu or in reduction of cash compensation for their services. The stock-based awards granted to non-employees generally have the same terms as those granted to employees under the Award Plans and are administered by the Board and, where delegated, its committees, as set forth above. For stock-based awards granted to non-employees, compensation expense is recognized based on the grant date fair value of the awards over the vesting period as the goods or services are received.
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a fifteen percent discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is lower than the stock price on the first day of the offering period. The grant date of the initial offering period is March 5, 2026 and will end on September 4, 2026. Subsequent offering periods will be six months in length, from September 5 to March 4 and from March 5 to September 4 each year.
The Company recognizes stock-based compensation expense, net of estimated forfeitures, using a fair-value based method for costs related to all equity awards issued under the equity incentive plans, including options and RSUs granted to employees, directors, and non-employees. Stock-based compensation expense is recognized and included in Compensation expenses in the Consolidated Statements of Operations.
The Company estimates the fair value of stock options with only service-based conditions on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of the stock option is expensed over the related service period which is typically the vesting period and the straight-line method is used for expense attribution. The model requires management to make a number of assumptions, including the fair value of our underlying common stock prior to the IPO, expected volatility of our underlying common stock, expected term of the stock option, risk-free interest rate, and expected dividend yield. The expected term of the stock option is based on the average period the stock option is expected to remain outstanding based on the stock option’s vesting and contractual terms. The estimated forfeiture rate is based on accumulated historical forfeiture data. The Company evaluates the assumptions used to value stock awards quarterly.
Prior to the IPO, the RSUs vested upon the satisfaction of both a service condition and a liquidity condition. The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Stock-based compensation expense related to the RSUs is recorded on a tranche-by-tranche basis over the requisite service period, when the liquidity condition is considered probable. The liquidity condition was satisfied upon the IPO, and the Company recognized expense for the portion of RSUs that had met the service condition as of such date.
The Company’s RSUs granted after the IPO vest upon the satisfaction of a service condition and do not have a corresponding liquidity condition. Expense related to these RSUs is recognized using the straight-line attribution method.
Common Stock Valuation
Prior to the IPO, the valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of an active market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:
•the results of contemporaneous valuations performed at periodic intervals by an independent valuation firm;
•the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•the prices of our convertible preferred stock and common stock sold to investors in arms-length transactions or offered to investors through a tender offer;
•our actual operating and financial performance and estimated trends and prospects for our future performance;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or sale of our company, given prevailing market conditions;
•the lack of marketability involving securities in a private company;
•the market performance of comparable publicly-traded companies; and
•U.S. and global capital market conditions.

In valuing our common stock, we utilized a probability weighted expected return method, or PWERM. The PWERM involves the estimation of the value of our company under multiple future potential outcomes for us, and estimates of the probability of each potential outcome. The per share value of our common stock determined using the PWERM is ultimately based upon probability-weighted per share values resulting from the various future scenarios, which include an initial public offering or continued operation as a private company. Additionally, the PWERM was combined with the Option Pricing Model to determine the value of the securities comprising our capital structure in certain of the scenarios considered in the PWERM.
After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability, is applied to arrive at the fair value of the common stock to account for the lack of marketability of a stock that is not traded on public exchanges.
After the IPO, the Company uses the publicly quoted market closing price as reported on the New York Stock Exchange as the fair value of its common stock.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. This method requires that the purchase price of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values as of the acquisition date. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed is recorded as goodwill.
We use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the acquisition date. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the fair values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Consolidated Statements of Operations. Our Consolidated Financial Statements include the results of operations from the date of acquisition for each business combination.
Earnings (Loss) Per Share Attributable to Common Stockholders
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires that income from continuing operations shall be reduced by the amounts of dividends declared in the period for each class of stock and any contractual dividends that must be paid; and, if applicable, any deemed dividends. The Company’s convertible preferred stock issued were considered to be participating securities prior to the conversion in connection with the IPO. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses.
Basic earnings (loss) per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Options, warrants, unvested share-based payment awards and convertible securities are excluded from the basic earnings (loss) per share calculation. Contingently issuable shares are included in basic earnings (loss) per share only if all the necessary conditions for the issuance of such shares have been satisfied by the end of the period. Diluted earnings (loss) per share is computed by dividing income available to common stockholders, adjusted for the effects of the presumed issuance of potential common shares, by the number of weighted average common shares outstanding, plus potentially issuable shares, such as those that result from the conversion of a convertible instrument, exercise of a warrant, or vesting of an award.

Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”). The Company's CODM is the Chief Executive Officer. The CODM reviews net income and expenses presented on a consolidated basis consistent with the presentation of the Consolidated Statements of Operations for purposes of making operating decisions, allocating resources, and evaluating financial performance. The significant segment expenses are consistent with the expenses presented on the Consolidated Statements of Operations. The CODM does not review segment assets at a level or category other than what is reported on the Consolidated Balance Sheets. As a result, the Company in its entirety, and on a consolidated basis, is a single reportable segment. The accounting policies of the Company’s single reportable segment are the same as those described in this Note 2. Refer to Note 1 for a description of the segment’s business and Note 11 for revenues by product and service.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances income tax disclosures, including more detailed requirements related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction, among other items. The Company adopted ASU 2023-09 retrospectively effective for the year ended December 31, 2025. The adoption will only impact annual disclosures.
In December 2023, the FASB issued ASU 2023-08 to improve the accounting for, and disclosure of, certain crypto assets. ASU 2023-08 requires an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The Company early-adopted ASU 2023-08 beginning January 1, 2024 using a modified retrospective approach. In connection with the adoption, the Company recorded $6.9 million to Digital assets and an associated deferred tax liability of $0.2 million, for a net cumulative effect of $6.7 million recorded to opening accumulated deficit at January 1, 2024.
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segments Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to provide disclosures of significant segment expenses and other segment items. The standard allows entities to disclose more than one measure of segment's profit or loss if such measures are used by the CODM to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the Consolidated Financial Statements. The Company adopted ASU 2023-07 retrospectively for its fiscal year ended December 31, 2024, and for interim periods beginning January 1, 2025. The new standard only impacted disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”). The amendments in this and the related ASUs introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss (“CECL”) model that is based on expected rather than incurred losses and amendments to the accounting for impairment of held-to-maturity securities and available for sale securities. The Company adopted ASU 2016-13 beginning January 1, 2023 using a modified retrospective approach. In connection with the adoption, the Company recorded $1.0 million of incremental credit losses with a charge to opening retained earnings at January 1, 2023.
Recently Issued Accounting Pronouncements
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
3. Acquisitions and divestitures
Hashnote Holdings LLC
In January 2025, the Company acquired 100% of the ownership interest in Hashnote Holdings LLC, a Delaware limited liability company (together with its subsidiaries, “Hashnote”), which, through its affiliates, is the fund manager of Hashnote International Short Duration Yield Fund Ltd. (“SDYF”), a tokenized money market fund and the issuer of USYC.
In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination under the acquisition method. The following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,412
Accounts receivable, net	193
Prepaid expenses and other current assets	109
Fixed assets, net	8
Digital assets	104
Goodwill	96,198
Intangible assets, net	4,480
Accounts payable and accrued expenses	(655)
Other current liabilities	(2,383)
Deferred tax liabilities, net	(401)
Total purchase consideration	$100,065
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

The agreement also provided for the issuance of up to approximately 1.8 million additional shares of Class A common stock to certain Hashnote employees, which are subject to the satisfaction of vesting conditions and are accounted for as compensation expense over the requisite service period.
The Company also holds investments in certain funds managed by affiliates of Hashnote. These funds, including SDYF, are variable interest entities that are not consolidated by the Company due to the fact that we are not the primary beneficiary as we do not have an obligation to absorb losses or a right to receive benefits that could potentially be significant to each fund. The Company’s maximum exposure to loss associated with each fund is limited to its insignificant investment and its obligations to perform services as the manager of each fund. The Company provides no guarantees and has no other financial obligations to each of the funds.
Circle SBI Japan K.K.
In November 2025, Circle and SBI Holdings, Inc., (“SBI”), a third-party, each contributed Japanese Yen worth approximately $1.5 million to Circle SBI Japan K.K. (“Circle Japan”), an entity established to provide support in the distribution of USDC in Japan. The Company owns a 50% interest in Circle Japan and controls the variable interest entity as it has the power to direct the activities that most significantly affect the entity and it has the obligation to absorb losses and the right to receive benefits that could be significant to the entity. Therefore, the Company consolidates the assets and liabilities, which primarily consists of cash. There have been no significant operating results to date. SBI's equity interest and its attribution of net income and losses in Circle Japan is presented as noncontrolling interest in the Consolidated Balance Sheets and Consolidated Statements of Operations. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of net earnings or losses, and other comprehensive income or loss.
Malachite
In August 2025, the Company acquired Malachite, a core software component that enables blockchain networks to automatically reach agreement on the validity of transactions, from Informal Systems Inc. for total consideration of $15.0 million consisting of $3.0 million in cash and $12.0 million of shares of Class A common stock. The shares of Class A common stock will primarily be paid in three installments over a period of two years and based on the average closing price of the Company’s shares over a period of 20 trading days prior to each payment. Each payment will also be subject to certain customary adjustments. The obligation to deliver a variable number of shares for a predominantly fixed monetary amount represents a liability, and upon closing of the acquisition the Company recorded $7.8 million and $4.2 million to Other current liabilities and Other non-current liabilities, respectively, of which $2.4 million was paid as of December 31, 2025. The acquisition was accounted for as an asset acquisition, and substantially all of the fair value of the net assets acquired was attributable to intangible assets which will be amortized over a period of two years once placed in service.
Centre Consortium, LLC
In August 2023, the Company acquired the remaining outstanding 50% equity interest in Centre Consortium, LLC (“Centre”) from a digital asset exchange (the “Centre Acquisition”). Total consideration for the Centre Acquisition was $209.9 million consisting of approximately 8.4 million common shares of the Company measured at fair value. Upon completion of the Centre Acquisition, Centre became an indirect wholly-owned consolidated subsidiary of the Company. In December 2023, the Company dissolved Centre, and its net assets were distributed to another wholly-owned subsidiary of the Company. Substantially all of the assets acquired were associated with a single group of complementary intangible assets associated with stablecoin trade names, trademarks, and developed technology. The group of complementary intangible assets has an indefinite life based on the Company's historical and continuing use of the asset, the importance to its business, and the lack of substantive legal, regulatory, and contractual restrictions on its useful life. In addition, deferred tax assets and liabilities of $8.7 million and $57.3 million, respectively, were recorded upon completion of the acquisition.
Divestitures
Sale of SeedInvest
In October 2022, as a result of the Company’s strategic decision to focus on its core business, the Company entered into a binding agreement to sell certain assets of SeedInvest to a subsidiary of StartEngine Crowdfunding, Inc. (“StartEngine”) in exchange for 960 thousand common shares of StartEngine, a noncontrolling interest that does not provide the Company with significant influence. The transaction closed in May 2023 after receiving regulatory approvals and the Company recorded a gain on the sale of $21.6 million recorded to Gain on sale of intangible assets on the Consolidated Statements of Operations.

4. Leases
The Company leases facilities under non-cancelable operating leases. In addition to fixed monthly lease payments, the Company is required to pay operating expenses and real estate taxes for certain of these facilities.
The components of lease cost were as follows (in thousands):

Table 4.1. Lease Cost
	Year ended December 31,
	2025	2024	2023
Operating lease cost	$3,418	$4,406	$1,813
Short-term lease cost	$666	$895	$180
Supplemental balance sheet information related to leases is as follows (in thousands):

Table 4.2. Details of Lease Right-of-use Assets and Liabilities
	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$14,127	$15,493

Operating lease liabilities - current	2,686	2,637
Operating lease liabilities - non-current	11,978	13,074
Total operating lease liabilities	$14,664	$15,711
Operating lease liabilities are included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets, while operating lease right-of-use assets are included in Other non-current assets on the Consolidated Balance Sheets.
Weighted-average lease terms and discount rates are as follows:

Table 4.3. Weighted-average Lease Terms and Discount Rates
	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	7.4 years	8.3 years
Weighted-average discount rates	13.4%	12.8%
Maturities of lease liabilities under operating leases are as follows (in thousands):

Table 4.4. Maturities of Lease Liabilities
Years ending December 31,
2026	$3,111
2027	3,164
2028	2,788
2029	3,058
2030	3,119
Thereafter	8,825
Total lease payments	24,065
Less: imputed interest	9,401
Total lease liabilities	$14,664

5. Goodwill and Intangible assets, net
Goodwill
The following table reflects the changes in the carrying amount of goodwill (in thousands):

5.1. Details of Goodwill
	Year ended December 31,
	2025	2024
Balance, beginning of period	$169,544	$169,544
Additions due to business combinations	96,198	—
Balance, end of period	$265,742	$169,544
There were no accumulated goodwill impairment losses in any period presented.
Intangible assets, net
The useful life of the Company’s finite-lived acquired intangible assets is as follows:

Table 5.2. Acquired Intangible Assets Useful Life
Acquired intangible assets	Useful life (years)
Developed technology	2	~	6
Customer relationships	2
Regulatory licenses	5
Patents and trade name	2	~	17
Intangible assets consists of the following (in thousands):

Table 5.3. Details of Intangible Assets, net
As of December 31, 2025	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$279,472	$(161,666)	$117,806	1.5
Acquired intangible assets	38,109	(11,599)	26,510	3.0
Total amortizing intangible assets	$317,581	$(173,265)	$144,316
Indefinite-lived intangible assets
Acquired intangible assets	266,830	—	266,830
Total intangible assets, net	$584,411	$(173,265)	$411,146

As of December 31, 2024	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$146,579	$(94,646)	$51,933	1.4
Acquired intangible assets	31,373	(18,316)	13,057	5.8
Total amortizing intangible assets	$177,952	$(112,962)	$64,990
Indefinite-lived intangible assets
Acquired intangible assets	266,404	—	266,404
Total intangible assets, net	$444,356	$(112,962)	$331,394

Amortization expense of intangible assets consists of the following (in thousands):

Table 5.3. Details of Amortization Expense of Intangible Assets
	Year Ended December 31,
	2025	2024	2023
Amortization expense on internally developed software	$66,981	$42,017	$24,864
Amortization expense on the acquired intangible assets	6,683	6,965	8,253
Total amortization expense of intangible assets	$73,664	$48,982	$33,117

The expected future amortization expense for amortizing intangible assets is as follows (in thousands):

Table 5.4. Future Amortization Expense of Intangible Assets
Years ending December 31,
2026	$93,148
2027	48,102
2028	1,515
2029	125
2030	125
Thereafter	1,301
Total amortization expense	$144,316
6. Fixed assets, net
The following table presents our major categories of fixed assets, net (in thousands):

Table 6.1. Details of Fixed Assets, net
	December 31, 2025	December 31, 2024
Computers & equipment	$5,815	$4,920
Leasehold improvements	20,102	739
Construction in progress	—	16,204
Other	4,113	1,600
Total fixed assets	30,030	23,463
Less: accumulated depreciation and amortization	(7,239)	(4,781)
Total fixed assets, net	$22,791	$18,682
Depreciation expense was $3.0 million, $1.9 million, and $1.8 million for the years ended December 31, 2025, 2024 and 2023 respectively, which is included within Depreciation and amortization expense on the Consolidated Statements of Operations.

7. Digital assets
The composition of digital assets included the following (in thousands, except quantity):

Table 7.1. Details of Digital Assets
	December 31, 2025			December 31, 2024
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Canton Coin	367,760,063	$13,612	$56,028	—	$—	$—
Bitcoin	73	2,255	6,409	73	2,113	6,781
Sui	3,838,405	8,599	5,385	2,304,672	2,385	9,483
Ether	1,747	4,529	5,188	1,746	4,455	5,815
Other digital assets (1)	n.m.	26,880	13,505	n.m.	10,805	9,251
		$55,875	$86,515		$19,758	$31,330
(1) Includes other digital asset balances, none of which individually represented more than 10% of the fair value of the total digital assets.
n.m.= not meaningful
As of December 31, 2025, there are certain digital assets with a total fair value of $1.5 million subject to various time-based contractual sale restrictions ranging from January 2026 until March 2029.
The following table summarizes the changes in the fair value of digital assets (in thousands):

Table 7.2. Changes in the Fair Value of Digital Assets
Balance as of December 31, 2024	$31,330
Addition of digital assets(1)	37,578
Disposition of digital assets(2)	(605)
Gains(3)	44,195
Losses(3)	(25,983)
Balance as of December 31, 2025	$86,515
(1) Additions primarily represent receipts from customers for services and purchases of digital assets.
(2) Dispositions primarily represent payment for blockchain gas fees and services.
(3) The Company measures gains and losses by each asset held. The Company recorded realized gains of $0.2 million and realized losses of $1.0 million during the year ended December 31, 2025, respectively.

Balance as of December 31, 2023	$11,339
Cumulative effect of the adoption of ASU 2023-08	6,921
Addition of digital assets(1)	12,339
Disposition of digital assets(2)	(10,148)
Gains(3)	13,468
Losses(3)	(2,589)
Balance as of December 31, 2024	$31,330
(1) Additions primarily represent purchases of digital assets and receipts from customers for services.
(2) Dispositions primarily represent payment for blockchain gas fees and services.
(3) The Company measures gains and losses by each asset held. The Company recorded realized gains of $4.2 million and realized losses of $0.9 million during the year ended December 31, 2024, respectively.

Digital assets (losses) gains consists of the following (in thousands):

Table 7.3. Digital Assets (losses) gains
	Year ended December 31,
	2025	2024	2023
(Gains)/losses on disposals of digital assets	$(55)	$(3,375)	$(13,964)
(Gains)/losses on changes in fair value of hedged items	—	—	(9,031)
(Gains)/losses on changes in fair value of embedded derivatives	—	1,629	8,553
Unrealized (gains)/losses on changes in fair value of digital assets	5,348	(2,505)	—
Impairments on digital assets	—	—	954
Total	$5,293	$(4,251)	$(13,488)
Refer to Note 12 for gains and losses on digital assets held for investments.
8. Investments
Strategic investments
The Company holds strategic investments in privately held companies as a part of the Company’s strategy to build partnerships across the digital asset ecosystem. The Company also receives certain equity instruments as consideration for services. The Company does not have the ability to exercise significant influence over operating and financial policies of these investments. The carrying amount of these investments was $84.3 million and $84.1 million as of December 31, 2025 and December 31, 2024, respectively, which are included in Investments on the Consolidated Balance Sheets. The Company primarily records these investments at cost adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment, referred to as the measurement alternative.
The Company’s investments carried under the measurement alternative are recorded at fair value on a non-recurring basis in periods after initial recognition. Investments carried at fair value under the measurement alternative are classified within Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. Any subsequent changes in value of these investments will be included as a part of Other income (expense), net in the Consolidated Statements of Operations.
The changes in the carrying value of equity investments carried under the measurement alternative along with investments in limited partnerships and certain forward contracts to purchase a specified quantity of equity shares in private companies are presented below (in thousands):

Table 8.1. Changes in the Carrying Value of Equity Investments under Measurement Alternative
Balance as of December 31, 2024	$68,229
Net investments and returns in privately held companies	11,320
Upward adjustments	4,644
Downward adjustments	(5,373)
Realized gains (losses) and impairments	(312)
Balance as of December 31, 2025 (1)	$78,508
(1)Excludes $5.8 million of strategic investments not accounted for under the measurement alternative as of December 31, 2025.

Balance as of December 31, 2023	$66,008
Net investments and returns in privately held companies	1,162
Upward adjustments	4,969
Downward adjustments	(2,098)
Realized gains (losses) and impairments	(1,812)
Balance as of December 31, 2024 (1)	$68,229
(1) Excludes $15.9 million of strategic investments not accounted for under the measurement alternative as of December 31, 2024.

9. Derivatives and embedded derivatives
The Company enters into certain strategic investments in the form of forward contracts to purchase a specified quantity of digital assets. Certain of these contracts are accounted for as derivatives or investments with embedded derivatives, and we account for these derivatives and embedded derivatives within Investments on the Consolidated Balance Sheets. The derivatives and bifurcated embedded derivatives are marked to market through Other income (expense), net in the Consolidated Statements of Operations. Embedded derivatives are presented together with the respective host contract on the Consolidated Balance Sheets.
The Company enters into certain agreements with customers to receive digital assets as non-cash consideration for services. These arrangements are hybrid instruments, consisting of a receivable host instrument with an embedded derivative based on the changes in the fair value of the underlying digital asset until receipt. Such feature is bifurcated and marked to market through Other income (expense), net on the Consolidated Statements of Operations. Embedded derivatives are presented together with the respective host contract within Accounts receivable, net on the Consolidated Balance Sheets.
The Company accounted for its obligation to return digital assets held as collateral as a debt host payable with an embedded derivative at fair value and recognizes the liability within Obligations to return digital asset collateral on the Consolidated Balance Sheets. The arrangement is a hybrid instrument, consisting of a debt host contract initially measured at fair value with an embedded forward feature based on the changes in the fair value of the underlying digital asset. Within the obligation to return digital asset collateral is a feature indexed to the underlying digital asset that is not clearly and closely related to a debt instrument and therefore meets the definition of a derivative, which requires bifurcation. Such feature is bifurcated and recorded at fair value through Digital assets losses (gains) on the Consolidated Statements of Operations. In 2023, the Company designated the embedded derivatives associated with the obligation to return digital asset collateral related to stablecoin lending as the hedging instrument in a fair value hedge relationship to hedge the fair value exposure of the corresponding digital assets. Subsequent to the fair value hedge designation, changes in the fair value of the hedged item were recorded to Digital assets losses (gains) along with the associated changes in the fair value of the embedded derivative in the Consolidated Statements of Operations. The hedging relationship was de-designated upon the adoption of ASU 2023-08 on January 1, 2024, and the Company had no digital assets held as collateral as of December 31, 2025 or 2024.
The fair value of the Company’s derivatives and embedded derivatives are as follows (in thousands):

Table 9.1. Fair Value of Derivative and Embedded Derivative Assets and Liabilities
	December 31, 2025	December 31, 2024
Investments - embedded derivatives	$899	$8,982
Investments - derivatives	$473	$350
Accounts receivable, net - embedded derivatives	$19,942	$—
The following table summarizes notional amounts related to derivatives and embedded derivatives (in thousands):

Table 9.2. Notional Amounts of Derivative and Embedded Derivative Assets and Liabilities
	December 31, 2025	December 31, 2024
Investments - embedded derivatives	$1,153	$791
Investments - derivatives	$582	$384
Accounts receivable, net - embedded derivatives	$4,000	$—
Gains (losses) on derivatives and embedded derivatives are as follows (in thousands):

Table 9.3. Gains (losses) on Derivative and Embedded Derivatives
	Year ended December 31,
	2025			2024			2023
	Derivatives	Hedged Items	Total Income Statement Impact	Derivatives	Hedged Items	Total Income Statement Impact	Derivatives	Hedged Items	Total Income Statement Impact
Investments - derivatives and embedded derivatives (1)	$(5,158)	$—	$(5,158)	$8,175	$—	$8,175	$2,776	$—	$2,776
Accounts receivable, net - embedded derivatives (1)	$17,461	$—	$17,461	$—	$—	$—	$—	$—	$—
Prepaid expenses and other assets - embedded derivatives (1)	$—	$—	$—	$—	$—	$—	$935	$—	$935
Obligation to return digital asset collateral - embedded derivatives (2)	$—	$—	$—	$1,629	$—	$1,629	$8,553	$(9,031)	$(478)
(1) Included in Other income (expense), net in the Consolidated Statements of Operations.
(2) Included in Digital assets losses (gains) in the Consolidated Statements of Operations. The hedging relationships were de-designated upon the adoption of ASU 2023-08 on January 1, 2024.

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

Table 10.1. Fair Value Hierarchy
(in thousands)	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$67,483,506	$—	$—	$37,841,697	$—	$—
Digital assets	86,515	—		31,330	—	—
Digital financial assets	542	—	—	14,328	—	—
Investments - derivatives and embedded derivatives (2)(3)	—	1,372	—	—	9,332	—
Accounts receivable, net - embedded derivatives (4)	—	19,942	—	—	—	—
Total assets	$67,570,563	$21,314	$—	$37,887,355	$9,332	$—
Liabilities
Convertible debt, net of debt discount	$—	$—	$36,821	$—	$—	$40,717
Warrant liability	—	—	—	—	—	1,591
Total liabilities	$—	$—	$36,821	$—	$—	$42,308
(1) Included $66.3 billion and $37.5 billion of Circle Reserve Fund as of December 31, 2025 and December 31, 2024, respectively.
(2) The fair value measurement is based on the quoted market price of the underlying digital asset.
(3) Excluded the host contract balance of $1.2 million and $0.8 million as of December 31, 2025 and December 31, 2024, respectively.
(4) Excluded the host contract balance of $4.0 million as of December 31, 2025.
During the year ended December 31, 2025, $4.6 million of digital assets related to blockchain rewards revenue which were classified as Level 3 within the fair value hierarchy due to the absence of quoted market prices, inherent lack of liquidity, and reliance on unobservable inputs, were transferred from Level 3 to Level 1 when the digital assets were listed on centralized exchanges and quoted prices in active markets became available.

Warrant liability
The Company had issued warrants convertible into Series E preferred stock at a price of $16.23 per share. The warrants were classified as a non-current liability and were fair valued using a probability weighted model based on the fair value of the Company’s common stock at the balance sheet date. The Company revalued the warrants at each reporting period and recorded the change in fair value in the Consolidated Statements of Operations. On February 20, 2025, the Company issued an aggregate of 45 thousand shares of Series E preferred stock to the warrant holders upon the cashless exercise of those warrants which were subsequently converted one-for-one to Class A common stock upon completion of the IPO. The changes in carrying value of warrant liability are reflected in the following tables (in thousands):

Table 10.2. Changes in Carrying Value of Warrant Liability
Balance as of December 31, 2024	$1,591
Warrants exercised	(1,591)
Balance as of December 31, 2025	$—

Balance as of December 31, 2023	$1,642
Fair value adjustment	(51)
Balance as of December 31, 2024	$1,591
Convertible debt, net of debt discount
On March 1, 2019, the Company issued a convertible note in connection with an acquisition. The note had an original par value of $24.0 million, a 2.9% interest rate, and matures on March 1, 2026. The note was convertible into Series E preferred stock prior to the IPO, and is convertible into Class A common stock after the IPO. In September 2024, certain holders of the Company’s note converted their principal balance of $8.3 million into 524 thousand shares of Series E preferred stock at a conversion rate of $16.23 per share. In October 2025, certain holders of the Company’s convertible notes converted their principal and accrued interest balance of $11.0 million into approximately 675 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The Company elected the fair value option for recording this note. We measured the fair value of our convertible debt using the probability weighted “as converted” model. The change in fair value of the note is recorded in Other income (expense), net in the Consolidated Statements of Operations. The changes in carrying value of convertible debt, net of debt discount are reflected in the following tables (in thousands):

Table 10.3. Changes in Carrying Value of Convertible Debt
Balance as of December 31, 2024	$40,717
Net discount on convertible notes	735
Capitalized interest	334
Fair value adjustment	83,725
Fair value adjustment – credit risk	71
Conversion of convertible notes	(88,761)
Balance as of December 31, 2025	$36,821

Balance as of December 31, 2023	$58,487
Net discount on convertible notes	1,062
Capitalized interest	479
Fair value adjustment	(3,428)
Fair value adjustment – credit risk	(1,095)
Conversion of convertible notes	(14,788)
Balance as of December 31, 2024	$40,717

The following significant unobservable inputs were used in the valuation:

Table 10.4. Significant Unobservable Inputs
	December 31, 2025	December 31, 2024
Discount rate	8.0%	7.5%
Volatility	44.8%	65.0%
Risk-free rate	3.7%	4.1%
Nonrecurring fair value measurements
Non-financial assets and investments accounted for under the measurement alternative are measured at fair value on a nonrecurring basis. Certain investments accounted for under the measurement alternative were impaired or adjusted for observable price changes in orderly transactions involving the same or similar investment. Refer to Note 8 for further details. These fair value measurements are based on Level 3 inputs, predominantly projected cash flows from the underlying investments and an applicable discount rate used in an income approach.
11. Revenue recognition
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue by major product and service (in thousands):

Table 11.1. Revenue by Product and Service
	Year ended December 31,
	2025	2024	2023
Reserve income	$2,636,822	$1,661,084	$1,430,606
Other revenue:
Subscription and services	$84,783	$6,054	$6,992
Transaction revenue	24,335	2,852	546
Other	702	6,263	12,322
Total other revenue	109,820	15,169	19,860
Total revenue and reserve income from continuing operations	$2,746,642	$1,676,253	$1,450,466
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
Other revenue
Other revenue generally consists of revenues generated from services that increase the utility of Circle Digital Assets and related transactions. The components of other revenue primarily includes revenues from subscription and services, transaction revenues, and other revenues.
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
Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue are reflected in the following table (in thousands):

Table 11.2. Changes in Deferred Revenue
Balance at December 31, 2024	$13,390
Deferred revenue billed in the current period, net of recognition	11,512
Revenue recognized that was included in the beginning period	(13,390)
Balance at December 31, 2025	$11,512

Balance at December 31, 2023	$2,499
Deferred revenue billed in the current period, net of recognition	13,390
Revenue recognized that was included in the beginning period	(2,499)
Balance at December 31, 2024	$13,390

12. Other income (expense), net
The following table presents our major categories of Other income (expense), net (in thousands):

Table 12.1. Other income (expense), net
	Year ended December 31,
	2025	2024	2023
Gains (losses) on digital assets and other investments, net	$23,811	$8,560	$(3,648)
Interest income on corporate balances	47,672	34,712	29,262
Changes in fair value of convertible debt, warrant liability, and embedded derivatives	(71,422)	11,653	24,865
Interest expense and amortization of discount	(1,226)	(1,906)	(1,912)
Foreign currency exchange gain (loss)	(7,922)	(368)	(956)
Other, net	2,629	1,765	1,810
Total Other income (expense), net	$(6,458)	$54,416	$49,421
13. Income taxes
The Company’s net income (loss) from continuing operations before provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following (in thousands):

Table 13.1. Net Income (loss) before Income Taxes
	Year ended December 31,
	2025	2024	2023
Domestic	$(165,134)	$241,476	$364,179
Foreign	62,241	(19,902)	(45,230)
Total income (loss) before provision for income taxes	$(102,893)	$221,574	$318,949
The components of the provision for income taxes from continuing operations consist of the following (in thousands):

Table 13.2. Components of Income Taxes
	Year ended December 31,
	2025	2024	2023
Current
Federal	$(32,805)	$57,623	$66,186
State	(698)	10,226	13,225
Foreign	2,400	542	882
Total Current	(31,103)	68,391	80,293
Deferred:
Federal	2,298	7,625	(31,383)
State	(1,691)	(652)	(834)
Foreign	(2,879)	(10,781)	(676)
Total Deferred	(2,272)	(3,808)	(32,893)
Total	$(33,375)	$64,583	$47,400

The Company’s income tax expense from continuing operations differs from the taxes computed by applying the federal income tax rate of 21% to the income (loss) before income taxes. A reconciliation of these differences is as follows (in thousands):

Table 13.3. Effective Tax Rate Reconciliation
	Year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income taxes at 21%	$(21,608)	21.0%	$46,530	21.0%	$66,979	21.0%
State and local taxes, net of federal income tax effect (1)	3,704	(3.6)%	7,550	3.4%	9,712	3.0%
Foreign tax effects
Ireland
Other non-deductible Irish expenses	1,741	(1.7)%	3,617	1.6%	—	—%
Changes in valuation allowances	1,871	(1.8)%	(2,596)	(1.2)%	3,978	1.2%
Other	(9,957)	9.7%	223	0.1%	(1,866)	(0.6)%
United Kingdom
Changes in valuation allowances	(63)	0.1%	(7,464)	(3.4)%	2,353	0.7%
Other	(1,215)	1.2%	(511)	(0.2)%	(1,842)	(0.6)%
Taiwan
Stock-based compensation	121	(0.1)%	3,929	1.8%	6,398	2.0%
Other	(415)	0.4%	(1,261)	(0.6)%	367	0.1%
Other foreign jurisdictions	(5,738)	5.6%	(1,873)	(0.8)%	197	0.1%
Non-taxable or non-deductible items:
Stock-based compensation	(136,641)	132.8%	1,380	0.6%	9,446	3.0%
Non-deductible compensation	30,571	(29.7)%	—	—%	—	—%
Research and development expense disallowance	8,751	(8.5)%	—	—%	—	—%
Change in fair value of convertible note	17,552	(17.1)%	—	—%	—	—%
Other	3,473	(3.4)%	600	0.3%	716	0.2%
Effect of cross-border tax laws
Foreign branch deferred accounting	818	(0.8)%	10,175	4.6%	—	—%
Other	672	(0.7)%	2,030	0.9%	—	—%
Tax credits
Research and development credits	(60,644)	58.9%	(7,536)	(3.4)%	(756)	(0.2)%
Changes in unrecognized tax benefits	16,750	(16.3)%	2,230	1.0%	(1,860)	(0.6)%
Changes in valuation allowances	112,919	(109.7)%	9,903	4.5%	(51,622)	(16.2)%
Other adjustments	3,963	(3.9)%	(2,343)	(1.1)%	5,200	1.6%
Effective tax rate	$(33,375)	32.4%	$64,583	29.1%	$47,400	14.9%
(1)State taxes in New York and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

Significant components of the Company’s net deferred tax assets and liabilities consist of the following (in thousands):

Table 13.4. Significant Components of Deferred Tax Assets and Liabilities
	December 31, 2025	December 31, 2024
Deferred tax assets:
Stock-based compensation	$59,785	$25,723
Capitalized research expenses	8,417	18,250
Net operating loss carryforwards	117,342	12,988
Accruals and reserves	9,474	11,431
Capital loss carryforward	7,826	5,760
Lease liabilities	3,353	3,741
Charitable contribution carryforward	4,802	—
Tax credit carryforwards	11,662	1,418
Unrealized loss on investments	—	1,368
Other, net	2,078	395
Total deferred tax assets	224,739	81,074
Valuation allowance	(158,114)	(31,029)
Total deferred tax assets, net of valuation allowance	66,625	50,045
Deferred tax liabilities:
Intangible assets	(52,387)	(53,925)
Foreign branch income	(10,583)	(10,175)
Right-of-use assets	(3,231)	(3,689)
Credit risk adjustment	—	(1,049)
Fixed assets	(2,309)	(290)
Unrealized foreign currency exchange gain (loss)	—	(253)
Unrealized (gain) loss on digital assets and other investments	(14,270)	—
Other	(1,437)	—
Total deferred tax liabilities	(84,217)	(69,381)
Deferred tax liabilities, net	$(17,592)	$(19,336)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. The Company released a portion of its foreign valuation allowance in 2024, primarily due to the Company’s foreign country book and taxable profits. The Company continues to maintain a full valuation allowance, except to the extent of utilizable deferred tax liabilities, in the U.S. and certain foreign jurisdictions.
The Company has U.S. federal net operating losses carryforward of $478.8 million, of which $3.4 million are subject to limitations under the Separate Return Limitation Year restrictions, and may be carried forward indefinitely. In addition, the Company has U.S. Federal and State capital loss carryforwards of $9.5 million which begin to expire in 2027.
The Company has U.S. state net operating loss carryforwards of $135.6 million, including approximately $45.0 million attributable to New York State and $45.0 million attributable to New York City. The state net operating loss carryforwards generally have 20-year carryforward periods and begin to expire in 2038, with the majority expiring beginning in 2046.
The Company also has foreign net operating losses carryforwards and capital loss carryforwards of approximately $38.9 million and $18.5 million, respectively. These attributes may be subject to various annual and carryforward limitations under the tax laws of the different jurisdictions in which the Company operates.

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company follows the provisions of FASB ASC 740, Income Taxes, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statement. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. As of December 31, 2025 and 2024, the Company maintained uncertain tax position reserves of $20.7 million and $4.8 million, respectively, for its current and prior year federal and state R&D credits given the inherent judgment that is involved in the credit calculation. Of these amounts, $15.6 million would reduce the effective tax rate, if recognized. The interest or penalties related to these uncertain tax positions are immaterial and are recorded as a component of income tax expense.
The following tables present activity related to unrecognized tax benefits as of the dates indicated (in thousands):

Table 13.5. Summary of Uncertain Tax Positions Activities
	December 31, 2025	December 31, 2024
Beginning balance	$4,823	$2,158
Increase related to tax positions taken during current year	15,242	1,511
Decrease related to tax positions taken during prior year	618	1,154
Ending balance	$20,683	$4,823
Management believes that it has sufficient accrued liabilities as of December 31, 2025 for uncertain tax position exposures and related interest expense.
The Company is subject to U.S. income taxes in federal and various state jurisdictions. The years open for audit for federal and state are 2021 through 2025. As of December 31, 2025, the Company was under examination in Missouri for tax year 2021 through 2023. The Missouri income tax examination was concluded in January 2026 with no material adjustments. There are no other open income tax examinations as of December 31, 2025. The Company is also subject to income taxes in Bermuda, Canada, France, Ireland, the United Kingdom, Singapore, Taiwan, Japan, the United Arab Emirates and Hong Kong. The earliest year open for audit for the Company’s foreign jurisdictions is 2018.
Global Intangible Low-Taxed Income (“GILTI”)
The Tax Cuts and Jobs Act enacted in December 2017 introduced comprehensive tax reform, including a new tax on GILTI provisions under Section 951A of the Internal Revenue Code. These provisions require the Company to include in its U.S. taxable income the GILTI of its controlled foreign corporations.
The Company has made an accounting policy election to treat GILTI as a period cost. Under this policy, the Company recognizes the tax expense related to GILTI in the year in which the tax is incurred. As a result, the Company does not record deferred tax assets or liabilities for temporary differences that are expected to reverse as GILTI in future years.
For the years ended December 31, 2025, 2024 and 2023, the Company’s GILTI tax expense made up an immaterial component of its total income tax provision.
Global Minimum Tax (Pillar Two) Legislation
Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions in which the Company operates and is effective prospectively for the Company beginning on January 1, 2025. The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting and financial statements for the constituent entities in the Company. Based on this assessment, it is expected that the transitional safe harbor rules will apply in countries that the Company currently operates. The Company does not expect that Pillar Two will have a material impact for the Company for the year ending December 31, 2025.
One Big Beautiful Bill Act (“OBBBA”)
In July 2025, President Trump signed into law the OBBBA. The OBBBA includes significant changes to U.S. tax law, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation, the immediate expensing of domestic research and development costs, and limitations on the deductibility of business interest expense. The enactment of the OBBBA resulted in an income tax benefit recognized during the third quarter of 2025, primarily related to the immediate expensing of domestic research and development costs; however, for the year ended December 31, 2025, the enactment did not have a material impact on the Company’s full-year income tax provision.

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
Convertible debt, net of debt discount
In March 2019, the Company issued a convertible promissory note in connection with an acquisition. Pursuant to the note agreement, the Company agrees to pay the holders the principal amount together with any interest on the unpaid principal balance for the note beginning on the date of the agreement. The note had an original principal amount of $24.0 million and was convertible into Series E preferred stock subject to the conversion provisions in the agreement. Subsequent to the IPO, the note is convertible into Class A common stock at a conversion rate of $16.23. The note matures on March 1, 2026, unless earlier converted, and has an annual interest rate of 2.9% due annually in arrears on the last day of each calendar year.
In September 2024, certain holders of the Company’s note converted their principal balance of $8.3 million into approximately 524 thousand shares of Series E preferred stock at a conversion rate of $16.23 per share. The fair value of the convertible notes as of the conversion date was $15.0 million, of which $8.5 million was converted to Series E preferred Stock and $6.5 million or $4.7 million after tax, was recorded to additional paid-in capital.
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
The Company has elected the fair value option for recording its convertible notes on the Consolidated Balance Sheets, which are recorded at a net discount on acquisition date. The fair value of outstanding convertible notes was $36.8 million and $40.7 million as of December 31, 2025 and December 31, 2024, respectively, and are reflected as Convertible debt, net of debt discount on the Consolidated Balance Sheets. The debt discount is amortized and included in Other income (expense), net in the Consolidated Statements of Operations. The change in fair value of the convertible notes is included in Other income (expense), net in the Consolidated Statements of Operations.
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
The Charter authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of December 31, 2025.
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
As of December 31, 2025 and December 31, 2024, the Company has the following number of common shares reserved (in thousands):

Table 15.1. Details of Common Shares Reserved
	December 31, 2025	December 31, 2024
Conversion of Series A redeemable convertible preferred stock	—	33,621
Conversion of Series B redeemable convertible preferred stock	—	17,586
Conversion of Series C redeemable convertible preferred stock	—	18,445
Conversion of Series D redeemable convertible preferred stock	—	23,203
Conversion of Series E redeemable convertible preferred stock	—	37,391
Conversion of Series F redeemable convertible preferred stock	—	9,516
Common stock issuable in connection with business combinations	1,744	548
Common stock issuable under stock award plans	28,161	42,694
Common stock available for future issuance under stock award plan	28,265	9,649
Common stock available for future issuance under ESPP	5,653	—
Total	$63,823	$192,653
Warrants
In April 2023, the Company entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. The fair value of the warrants, approximately $80.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of ten years, a dividend yield of zero, volatility of 44%, and a risk-free rate of 3.45%. The warrants will be expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, 3.4 million of these warrants have expired, and none of the common shares associated with the remaining warrants have been exercised or forfeited.
In August 2023, the Company entered into an agreement with a digital asset exchange to grant warrants to purchase up to 3.6 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $25.09 per share. They expire five years from the grant date and the vesting of the warrants is subject to a performance condition. The fair value of the warrants, approximately $43.9 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of five years, a dividend yield of zero, volatility of 51%, and a risk-free rate of 4.38%. The warrants will be expensed over the requisite service period if and when the achievement of the performance condition is probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the performance condition had not been met, and none of the common shares associated with these warrants have been exercised, forfeited, or expired.

In December 2024, the Company entered into an agreement with a commercial counterparty which included the issuance of warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants vest based upon the achievement of certain performance conditions to be achieved within a three-year period for the benefit of the Company. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The fair value of the warrants, approximately $56.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of six years, a dividend yield of zero, volatility of 53%, and a risk-free rate of 4.43%. The warrants are expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There was $23.6 million in distribution and transaction costs related to the warrants for the year ended December 31, 2025. No expense was recognized for the year ended December 31, 2024. As of December 31, 2025, 0.9 million of these warrants have vested, and the counterparty elected to exercise 0.3 million of the warrants in February 2026 resulting in the net issuance of approximately 0.2 million shares of Class A common stock. As of December 31, 2025, none of the common shares associated with these warrants have been forfeited or expired.
Donations to Circle Foundation
In March 2025, the Company’s board of directors approved the reservation of up to 2,682,392 shares of Class A common stock, which represented approximately 1% of our capital stock on the date it was approved by our board of directors. The shares may be issued to or for the benefit of the Circle Foundation, a donor-advised fund, in installments over 10 years.
In November 2025, the Company re-issued 268,239 shares of Treasury stock reserved for the benefit of the Circle Foundation, following the expiration of the Company’s lock-up. As a result of this equity contribution, the Company recorded a charge of $23.1 million to General and administrative expenses within the Consolidated Statements of Operations for the year ended December 31, 2025.
16. Redeemable convertible preferred stock
In connection with the IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our Class A common stock on a one-to-one basis and their carrying value of $1.1 billion was reclassified into stockholders’ equity. As such, there were no shares of redeemable convertible preferred stock issued and outstanding as of December 31, 2025.
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
17. Stock-based compensation
Stock-based compensation expense was $566.2 million, $50.1 million and $108.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The capitalized stock-based compensation expense related to internally developed software was $86.9 million, $13.6 million and $13.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock options
Granted stock options generally have 10 years terms and have vesting periods ranging from 12 months to 48 months.

The weighted average assumptions utilized in the valuation of options granted are presented as below:

Table 17.1. Stock Options Valuation Assumptions
Year ended December 31,
2025
Risk-free interest rate	3.80%
Expected term (years)	6.1
Expected volatility	60.01%
Expected annual dividend	—
A summary of outstanding stock options activities for the years ended December 31, 2025 and 2024 is presented as below:

Table 17.2. Summary of Outstanding Stock Options Activities
	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	22,751	$8.48	5.5	$522,900
Options granted	103	131.98
Options exercised	(9,310)	5.56
Options forfeited	(94)	20.50
Balance as of December 31, 2025	13,450	11.36	4.2	$919,115
Exercisable at December 31, 2025	12,719	$9.63	4.0	$886,543

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	24,453	$8.26	6.5	$488,807
Options exercised	(1,221)	1.32
Options forfeited	(481)	15.34
Balance as of December 31, 2024	22,751	8.48	5.5	$522,900
Exercisable at December 31, 2024	20,636	$6.91	5.3	$505,237
The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $695.4 million and $29.1 million for the years ended December 31, 2025 and 2024, respectively. The weighted-average grant date fair value of options granted was $78.01 per share for the year ended December 31, 2025.
As of December 31, 2025, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $13.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
A summary of RSUs activities for the years ended December 31, 2025 and 2024 is as follows:

Table 17.3. Summary of Restricted Stock Units Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	19,943	$30.85
RSUs granted	8,066	$41.04
RSUs vested	(12,190)	$32.61
RSUs forfeited	(1,108)	$15.88
Balance as of December 31, 2025	14,711	$35.16

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	10,900	$34.96
RSUs granted	10,927	$27.08
RSUs vested	(3)	$27.81
RSUs forfeited	(1,881)	$32.77
Balance as of December 31, 2024	19,943	$30.85
As of December 31, 2025, unrecognized stock-based compensation cost related to outstanding unvested RSUs that are expected to vest was $291.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Shares issued for business combinations
The Company has issued the following common shares for the purchase of common shares subject to forfeiture based on certain service conditions in connection with its acquisitions. These shares were issued to the employees of the acquired businesses and are valued based on the fair value of the Company’s common shares at the acquisition date. The Company records stock-based compensation expenses over the requisite service period, with an increase to additional paid-in capital. The shares issued for business combinations are subject to forfeiture based on service conditions through various dates over a four year period from their respective acquisition dates.

Table 17.4. Summary of Shares Issued for Business Combinations Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	548	$47.82
Shares issued	1,473	$31.16
Shares vested	(271)	$47.82
Shares forfeited	(6)	$47.82
Balance as of December 31, 2025	1,744	$33.75

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	2,036	$47.82
Shares vested	(1,445)	$47.82
Shares forfeited	(43)	$47.82
Balance as of December 31, 2024	548	$47.82
For the year ended December 31, 2025, post-combination stock-based compensation cost included in the stock-based compensation expense was $26.4 million. As of December 31, 2025, unrecognized stock-based compensation cost related to outstanding unvested shares and warrants issued for business combinations that are expected to vest was $36.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

18. Earnings (loss) per share
The computation of earnings (loss) per share is as follows (in thousands, except per share amounts):

Table 18.1. Earnings (loss) per Share
	Year ended December 31,
	2025	2024		2023
Net income (loss) from continuing operations	$(69,518)	$156,991		$271,549
Net loss from discontinued operations	—	(1,324)		(3,987)
Net income (loss)	$(69,518)	$155,667		$267,562
Less: Net loss attributable to noncontrolling interests	(10)	—		—
Net income (loss) attributable to common stockholders	$(69,508)	$155,667		$267,562

Net income (loss) attributable to common stockholders	$(69,508)	$155,667		$267,562
Less: Dividend preference on preferred shares	—	(91,044)		(90,363)
Less; Undistributed earnings allocated to preferred shares	—	(46,514)		(132,291)
Net income (loss) available to common stockholders - basic	$(69,508)	$18,109		$44,908

Net income (loss) attributable to common stockholders	$(69,508)	$155,667		$267,562
Less: Changes in fair value of convertible debt and warrant liability	—	(1,036)		(15,264)
Less: Dividend preference on preferred shares	—	(90,363)		(90,363)
Less: Undistributed earnings allocated to preferred shares	—	(42,154)		(109,037)
Net income (loss) available to common stockholders - diluted	$(69,508)	$22,114		$52,898

Weighted-average common shares – basic	158,699	54,413		47,265
Add: Weighted-average effect of dilutive securities	—	18,629		20,284
Weighted-average common shares – diluted	158,699	73,042		67,549

Earnings (loss) per common share attributable to common stockholders:
Basic earnings (loss) per share
Continuing operations	$(0.44)	$0.33		$0.95
Discontinued operations	—	(0.00)		(0.00)
Basic earnings (loss) per common share attributable to common stockholders	$(0.44)	$0.33	$—	$0.95

Diluted earnings (loss) per common share attributable to common stockholders:
Continuing operations	$(0.44)	$0.30		$0.78
Discontinued operations	—	(0.00)		(0.00)
Diluted earnings (loss) per common share attributable to common stockholders	$(0.44)	$0.30		$0.78

The outstanding securities that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

Table 18.2. Potentially Dilutive Securities
	Year ended December 31,
	2025	2024	2023
Redeemable convertible preferred stock	—	139,762	139,237
Stock options and RSUs	28,161	—	—
Common stock in connection with business combinations	1,782	211	1,027
Convertible debt	465	—	—
Warrants	1,424	—	—
Total	31,832	139,973	140,264

19. Accumulated other comprehensive income
Following is a summary of the changes in each component of accumulated other comprehensive income (in thousands):

Table 19.1. Accumulated other comprehensive income
	Year Ended December 31,
	2025	2024	2023
Accumulated other comprehensive income
Beginning balance	$3,644	$4,929	$3,356
Pre-tax change – Foreign currency translation adjustment	10,904	(1,899)	1,460
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	(71)	1,095	1,182
Pre-tax change – Unrealized gain (loss) on available-for-sale securities	—	(226)	(1,069)
Tax effect	22	(255)	—
Total accumulated other comprehensive income including noncontrolling interest, net of tax	14,499	3,644	4,929
Pre tax change - Foreign currency translation adjustment attributable to noncontrolling interest	16	—	—
Total accumulated other comprehensive income attributable to common stockholders, net of tax	$14,515	$3,644	$4,929
20. Prepaid expenses and other current assets
Prepaid expenses and other current assets includes the following (in thousands):

Table 20.1 Details of Prepaid Expenses and Other Current Assets
	December 31, 2025	December 31, 2024
Reserve income receivable	$219,221	$138,889
Prepaid expenses	24,243	15,602
Deferred offering costs	—	4,235
Digital financial assets	542	14,328
Income tax receivable	65,060	8,507
Other	12,594	5,967
Total prepaid expenses and other current assets	$321,660	$187,528

21. Accounts payable and accrued expenses
Accounts payable and accrued expenses includes the following (in thousands):

Table 21.1 Details of Accounts Payable and Accrued Expenses
	December 31, 2025	December 31, 2024
Accrued distribution costs	$119,038	$83,318
Stablecoin redemptions in transit	80,593	118,074
Accrued expenses	114,272	70,314
Accounts payable	24,733	5,505
Income taxes payable	1,632	678
Other payables	20,341	9,118
Total accounts payable and accrued expenses	$360,609	$287,007
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
In February 2018, one of our indirect wholly-owned subsidiaries acquired Poloniex, LLC (“Poloniex”), which owned and operated the Poloniex digital asset trading platform. In April 2018, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) served Poloniex with an administrative subpoena and a second administrative subpoena in September 2019 requesting documents and information regarding accounts opened and/or closed on the Poloniex digital asset trading platform by persons potentially located in Iran, Cuba, Syria, North Korea, Crimea, and Sudan. In April 2023, Poloniex executed a settlement agreement with OFAC regarding its investigation and paid OFAC a settlement fee of $7.6 million in May 2023.
The Company is in a dispute with a financial advisor regarding advisory fees related to two engagement letters between the parties. In 2022, the Company’s Board of Directors passed resolutions terminating the engagement letters. The financial advisor has subsequently asserted that the terminations of the engagement letters are ineffective and has demanded fees and interest for various transactions. The Company believes it has properly and effectively terminated the engagement letters with the financial advisor, and strenuously disputes the financial advisor’s demand for any fees in connection with the transactions, which have all been conducted without the financial advisor’s assistance. On May 28, 2024, the financial advisor filed a lawsuit regarding the dispute. The operative complaint alleges, among other things, that the terminations of both engagement letters are ineffective and demands, among other relief, fees and interest for various transactions that occurred after termination of the engagement letters, including the Company’s IPO and follow-on public offering. The Company does not believe that the outcome of the dispute at this point can be reasonably quantified or estimated.
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

23. Summarized financial information of Circle Reserve Fund and Hashnote International Short Duration Yield Fund Ltd. (SDYF)
Circle Reserve Fund
Circle Reserve Fund has an April 30 fiscal year-end and prepares its financial statements on a semi-annual basis. Financial information of the Circle Reserve Fund is summarized as follows (in thousands):

23.1. Circle Reserve Fund: Selected Assets and Liabilities Information
	2025 (1)	2024 (2)
Total assets	$69,170,578	$30,567,886
Total liabilities	$3,104,864	$129,015

23.2. Circle Reserve Fund: Selected Income Statement Information
	2025 (1)	2024 (2)	2023 (3)
Total investment income	$2,228,169	$1,460,787	$1,173,135
Net increase in net assets resulting from operations	$2,183,991	$1,437,053	$1,151,901
(1) Summarized financial information is as of October 31, 2025 and for the fiscal year then ended.
(2) Summarized financial information is as of October 31, 2024 and for the fiscal year then ended.
(3) Summarized financial information is as of October 31, 2023 and for the period from November 3, 2022 through October 31,
2023. Circle Reserve Fund commenced operations on November 3, 2022.

SDYF
The Company holds an insignificant equity interest in SDYF but, as fund manager, has the ability to exercise significant influence. SDYF has a December 31 fiscal year-end. Financial information for SDYF in its entirety is summarized as follows (in thousands):

23.3. SDYF: Selected Assets and Liabilities Information
2025 (1)
Total assets	$1,537,818
Total liabilities	$—

23.4. SDYF: Selected Income Statement Information
2025 (1)
Total investment income	$30,648
Net increase in net assets resulting from operations	$27,581
(1) Summarized financial information is as of December 31, 2025 and for the year then ended. The Company acquired Hashnote Holdings LLC and its affiliates, including the fund manager of SDYF, on January 21, 2025.
24. Subsequent events
In January 2026, the remaining holders of the Company’s convertible notes converted their principal and accrued interest balance of $7.5 million into approximately 465 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in January 2026 was approximately $39.4 million substantially all of which was recorded to additional paid-in capital upon conversion.

Report of Independent Registered Public Accounting Firm
To the Shareholders of Circle Reserve Fund and the Board of Trustees of BlackRock FundsSM:
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying statement of assets and liabilities of Circle Reserve Fund of BlackRock FundsSM (the “Fund”), including the schedule of investments, as of April 30, 2025, the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, the financial highlights for each of the two years in the period then ended and for the period from November 3, 2022 (commencement of operations) through April 30, 2023, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of April 30, 2025, and the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the financial highlights for each of the two years in the period then ended and for the period from November 3, 2022 (commencement of operations) through April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of April 30, 2025, by correspondence with custodians or counterparties; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
June 25, 2025
We have served as the auditor of one or more BlackRock investment companies since 1992.

Schedule of Investments	Circle Reserve Fund (Percentages shown are based on Net Assets)
April 30, 2025

Security	Par (000)	Value
U.S. Treasury Obligations — 47.0%
U.S. Treasury Bills(a)
4.26%, 05/01/25	USD 2,802,665	$ 2,802,665,000
4.26%, 05/06/25	1,800,800	1,799,744,532
4.26%, 05/08/25	2,067,500	2,065,799,588
4.28%, 05/15/25	1,890,100	1,886,979,760
4.31%, 05/20/25	931,100	929,016,404
4.30%, 05/27/25	3,115,600	3,106,075,935
4.29%, 05/29/25	2,052,400	2,045,624,067
4.30%, 06/03/25	1,000,000	996,113,331
4.31%, 06/05/25	2,267,500	2,258,159,264
4.30%, 06/10/25	1,350,000	1,343,647,498
4.31%, 06/12/25	3,539,000	3,521,535,035
4.31%, 06/24/25	93,300	92,711,881
4.32%, 06/26/25	1,158,200	1,150,651,109
U.S. Treasury Obligations (continued)
U.S. Treasury Bills (a)
U.S. Treasury Bills (a) 4.28%, 07/03/25	USD 868,200	$ 861,839,173
4.29%, 07/10/25	626,200	621,117,692

Total U.S. Treasury Obligations — 47.0% (Cost: $25,481,680,269)		25,481,680,269

Total Repurchase Agreements — 58.0% (Cost: $31,439,000,000)		31,439,000,000

Total Investments — 105.0% (Cost: $56,920,680,269)		56,920,680,269
Liabilities in Excess of Other Assets — (5.0)%		(2,706,108,708)

Net Assets — 100.0%		$54,214,571,561

(a)    Rates are the current rate or a range of current rates as of period end.

Repurchase Agreements

	Repurchase Agreements						Collateral
Counterparty	Coupon Rate	Purchase Date	Maturity Date	Par (000)	At Value	Proceeds Including Interest	Position	Original Par	Position Received, At value
Barclays Capital Inc	4.37%	04/30/25	05/01/25	$ 4,900,000	$4,900,000,000	$ 4,900,594,806	U.S. Treasury Obligation, 0.00% to 6.13%, due 06/30/25 to 02/15/54	$ 5,523,701,000	$4,998,000,013

BNP Paribas SA	4.37	04/30/25	05/01/25	1,750,000	1,750,000,000	1,750,212,431	U.S. Treasury Obligation, 0.00% to 4.50%, due 05/15/25 to 11/15/53	2,360,413,396	1,785,000,000

BNP Paribas SA	4.37	04/30/25	05/01/25	3,250,000	3,250,000,000	3,250,394,514	U.S. Treasury Obligation, 0.00% to 6.13%, due 06/30/25 to 02/15/55	3,632,822,400	3,315,000,001

Citigroup Global Markets, Inc	4.37	04/30/25	05/01/25	4,302,000	4,302,000,000	4,302,522,215	U.S. Treasury Obligation, 2.13% to 4.63%, due 12/31/28 to 01/31/30	4,284,767,200	4,388,040,034

Credit Agricole Corporate & Investment Bank SA	4.37	04/30/25	05/01/25	925,000	925,000,000	925,112,285	U.S. Treasury Obligation, 0.25% to 4.63%, due 05/31/25 to 05/31/31	943,315,800	943,500,088

Deutsche Bank AG .	4.37	04/30/25	05/01/25	1,800,000	1,800,000,000	1,800,218,500	U.S. Treasury Obligation, 1.25% to 6.63%, due 11/15/26 to 02/15/55	1,992,624,400	1,836,000,047

Goldman Sachs & Co. LLC	4.37	04/30/25	05/01/25	15,000	15,000,000	15,001,821	U.S. Treasury Obligation, 4.13%, 09/30/27	15,080,000	15,300,019

Goldman Sachs & Co. LLC	4.37	04/30/25	05/01/25	5,750,000	5,750,000,000	5,750,697,986	U.S. Treasury Obligation, 0.00% to 4.75%, due 08/14/25 to 11/15/54	5,778,965,000	5,865,000,000

Nomura Securities International, Inc	4.37	04/30/25	05/01/25	2,700,000	2,700,000,000	2,700,327,750	U.S. Treasury Obligation, 0.00% to 6.25%, due 05/06/25 to 08/15/54	2,852,948,900	2,754,000,616

Royal Bank of Canada	4.37	04/30/25	05/01/25	165,000	165,000,000	165,020,029	U.S. Treasury Obligation, 0.00% to 2.75%, due 07/15/25 to 02/15/38	147,963,718	168,300,082

Wells Fargo Securities LLC	4.37	04/30/25	05/01/25	5,500,000	5,500,000,000	5,500,667,639	U.S. Treasury Obligation, 0.00% to 5.00%, due 05/31/25 to 08/15/54	6,106,763,200	5,610,000,000

Wells Fargo Securities LLC	4.37	04/30/25	05/01/25	382,000	382,000,000	382,046,371	U.S. Treasury Obligation, 0.25% to 4.88%, due 07/31/25 to 08/15/32	420,052,500	389,640,030

					$31,439,000,000				$32,067,780,930

Fair Value Hierarchy as of Period End
Various inputs are used in determining the fair value of financial instruments at the measurement date. For a description of the input levels and information about the Fund’s policy regarding valuation of financial instruments, refer to the Notes to Financial Statements.
The following table summarizes the Fund’s financial instruments categorized in the fair value hierarchy. The breakdown of the Fund’s financial instruments into major categories is disclosed in the Schedule of Investments above.

	Level 1	Level 2	Level 3	Total
Assets
Investments
Short-Term Securities
Repurchase Agreements	$ —	$ 31,439,000,000	$—	$ 31,439,000,000
U.S. Treasury Obligations	—	25,481,680,269	—	25,481,680,269

	$ —	$ 56,920,680,269	$ —	$ 56,920,680,269

See notes to financial statements.

Statement of Assets and Liabilities
April 30, 2025

Circle Reserve Fund
ASSETS
Investments, at value — unaffiliated(a)	$ 25,481,680,269
Cash	1,004,132,744
Repurchase agreements, at value(b)	31,439,000,000
Receivables:
Interest — unaffiliated	3,933,425
Prepaid expenses	36,291

Total assets	57,928,782,729

LIABILITIES
Payables:
Investments purchased	3,521,535,035
Administration fees	1,366,798
Income dividend distributions	188,504,643
Investment advisory fees	2,345,932
Other accrued expenses	316,388
Professional fees	138,133
Registration fees	4,239

Total liabilities	3,714,211,168

Commitments and contingent liabilities
NET ASSETS	$ 54,214,571,561

NET ASSETS CONSIST OF:
Paid-in capital	$ 54,211,845,348
Accumulated earnings	2,726,213

NET ASSETS	$ 54,214,571,561

NET ASSET VALUE
Institutional
Net assets	$ 54,214,571,561

Shares outstanding	54,212,009,000

Net asset value	$ 1.00

Shares authorized	Unlimited

Par value	$ 0.001

(a) Investments, at cost — unaffiliated	$ 25,481,680,269
(b) Repurchase agreements, at cost	$ 31,439,000,000
See notes to financial statements.

Statement of Operations
Year Ended April 30, 2025

Circle Reserve Fund
INVESTMENT INCOME
Interest — unaffiliated	$ 1,765,737,367
Total investment income	1,765,737,367
EXPENSES
Investment advisory	55,260,917
Administration	11,606,002
Administration — class specific	7,395,668
Registration	706,797
Accounting services	562,676
Professional	297,950
Trustees and Officer	262,967
Custodian	229,290
Printing and postage	20,459
Transfer agent — class specific	48
Miscellaneous	112,837

Total expenses excluding interest expense	76,455,611
Interest expense	156

Total expenses	76,455,767

Less:
Administration fees waived	(225,593)
Administration fees waived by the Manager — class specific	(7,395,668)
Fees waived and/or reimbursed by the Manager	(35,543,161)
Transfer agent fees waived and/or reimbursed by the Manager — class specific	(48)

Total expenses after fees waived and/or reimbursed	33,291,297

Net investment income	1,732,446,070

REALIZED GAIN (LOSS)
Net realized gain from:
Investments — unaffiliated	1,350,202

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$ 1,733,796,272
See notes to financial statements.

Statements of Changes in Net Assets

	Circle Reserve Fund
	Year Ended 04/30/25	Year Ended 04/30/24
INCREASE (DECREASE) IN NET ASSETS
OPERATIONS
Net investment income	$ 1,732,446,070	$ 1,281,288,071
Net realized gain	1,350,202	1,177,160

Net increase in net assets resulting from operations	1,733,796,272	1,282,465,231

DISTRIBUTIONS TO SHAREHOLDERS(a)
Decrease in net assets resulting from distributions to shareholders	(1,732,445,862)	(1,281,287,248)

CAPITAL TRANSACTIONS
Net proceeds from sale of shares	27,775,000,000	10,300,000,000
Costs of shares redeemed	(3,550,000,000)	(5,700,000,000)

Net increase in net assets derived from capital transactions	24,225,000,000	4,600,000,000

NET ASSETS
Total increase in net assets	24,226,350,410	4,601,177,983
Beginning of year	29,988,221,151	25,387,043,168

End of year	$ 54,214,571,561	$ 29,988,221,151

(a)    Distributions for annual periods determined in accordance with U.S. federal income tax regulations.
See notes to financial statements.

Financial Highlights
(For a share outstanding throughout each period)

	Circle Reserve Fund
	Institutional
	Year Ended 04/30/25	Year Ended 04/30/24	Period from 11/03/22(a) to 04/30/23
Net asset value, beginning of period	$ 1.00	$ 1.00	$ 1.00

Net investment income(b)	0.0469	0.0518	0.0210
Net realized gain (loss)	0.0009	0.0001	(0.0004)(c)

Net increase from investment operations	0.0478	0.0519	0.0206

Distributions(d)
From net investment income	(0.0478)	(0.0519)	(0.0206)
From net realized gain	(0.0000)(e)	——	——

Total distributions	(0.0478)	(0.0519)	(0.0206)

Net asset value, end of period	$ 1.00	$ 1.00	$ 1.00

Total Return(f)
Based on net asset value	4.89%	5.31%	2.07%(g)

Ratios to Average Net Assets
Total expenses	0.21%	0.22%	0.21%(h)

Total expenses after fees waived and/or reimbursed	0.09%	0.09%	0.09%(h)

Net investment income	4.69%	5.18%	4.29%(h)

Supplemental Data
Net assets, end of period (000)	$ 54,214,572	$ 29,988,221	$ 25,387,043

(a)    Commencement of operations.
(b)    Based on average shares outstanding.
(c)    The amount reported for a share outstanding may not accord with the change in aggregate gains and losses in securities for the fiscal period due to the timing of capital share transactions in relation to the fluctuating market values of the Fund’s underlying securities.
(d)    Distributions for annual periods determined in accordance with U.S. federal income tax regulations.
(e)    Amount is greater than $(0.00005) per share.
(f)    Where applicable, assumes the reinvestment of distributions.
(g)    Not annualized.
(h)    Annualized.
See notes to financial statements.

Notes to Financial Statements
1. ORGANIZATION
BlackRock FundsSM (the “Trust”) is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. The Trust is organized as a Massachusetts business trust. Circle Reserve Fund (the “Fund”) is a series of the Trust. The Fund is classified as diversified.
The Fund operates as a “government money market fund” under Rule 2a-7 under the 1940 Act. The Fund is not subject to discretionary liquidity fees.
The Fund, together with certain other registered investment companies advised by BlackRock Advisors, LLC (the “Manager”) or its affiliates, is included in a complex of funds referred to as the BlackRock Multi-Asset Complex.
Shares of the Fund are only available for purchase by Circle Internet Financial, LLC and Circle Internet Financial Europe SAS (collectively, “Circle”).
2. SIGNIFICANT ACCOUNTING POLICIES
The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which may require management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates. The Fund is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies. Below is a summary of significant accounting policies:
Investment Transactions and Income Recognition: For financial reporting purposes, investment transactions are recorded on the dates the transactions are executed. Realized gains and losses on investment transactions are determined using the specific identification method. Interest income, including amortization and accretion of premiums and discounts on debt securities is recognized daily on an accrual basis.
Cash: The Fund may maintain cash at its custodian which, at times may exceed United States federally insured limits. The Fund may, at times, have outstanding cash disbursements that exceed deposited cash amounts at the custodian during the reporting period. The Fund is obligated to repay the custodian for any overdraft, including any related costs or expenses, where applicable. For financial reporting purposes, overdraft fees, if any, are included in interest expense in the Statement of Operations.
Distributions: Distributions from net investment income are declared daily and paid monthly. Distributions of capital gains are distributed at least annually and are recorded on the ex-dividend dates. The character and timing of distributions are determined in accordance with U.S. federal income tax regulations, which may differ from U.S. GAAP.
Indemnifications: In the normal course of business, the Fund enters into contracts that contain a variety of representations that provide general indemnification. The Fund’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Fund, which cannot be predicted with any certainty.
Other: Expenses directly related to the Fund are charged to the Fund. Other operating expenses shared by several funds, including other funds managed by the Manager, are prorated among those funds on the basis of relative net assets or other appropriate methods.

The Fund has an arrangement with its custodian whereby credits are earned on uninvested cash balances. For financial reporting purposes, custodian credits, if any, are included in interest income in the Statement of Operations.
Segment Reporting: The Fund adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the period. The Fund’s adoption of the new standard impacted financial statement disclosures only and did not affect the Fund’s financial position or results of operations.
The Chief Financial Officer acts as the Fund’s Chief Operating Decision Maker (“CODM’) and is responsible for assessing performance and allocating resources with respect to the Fund. The CODM has concluded that the Fund operates as a single operating segment since the Fund has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Fund’s financial statements.

3. INVESTMENT VALUATION AND FAIR VALUE MEASUREMENTS
Investment Valuation Policies: U.S. GAAP defines fair value as the price the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Fund’s investments are valued under the amortized cost method which approximates current market value in accordance with Rule 2a-7 under the 1940 Act. Under this method, investments are valued at cost when purchased and, thereafter, a constant proportionate accretion of discounts and amortization of premiums are recorded until the maturity of the security. The Fund seeks to maintain its net asset value (“NAV”) per share at $1.00, although there is no assurance that it will be able to do so on a continuing basis.
Fair Value Hierarchy: Various inputs are used in determining the fair value of financial instruments at the measurement date. These inputs to valuation techniques are categorized into a fair value hierarchy consisting of three broad levels for financial reporting purposes as follows:
•    Level 1 – Unadjusted price quotations in active markets/exchanges that the Fund has the ability to access for identical assets or liabilities;
•    Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•    Level 3 – Inputs that are unobservable and significant to the entire fair value measurement for the asset or liability (including the Valuation Committee’s assumptions used in determining the fair value of financial instruments).
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the fair value hierarchy classification is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The categorization of a value determined for financial instruments is based on the pricing transparency of the financial instruments and is not necessarily an indication of the risks associated with investing in those securities.
4. SECURITIES AND OTHER INVESTMENTS
Repurchase Agreements: Repurchase agreements are commitments to purchase a security from a counterparty who agrees to repurchase the same security at a mutually agreed upon date and price. On a daily basis, the counterparty is required to maintain collateral subject to the agreement and in value no less than the agreed upon repurchase amount. Repurchase agreements may be traded bilaterally, in a tri-party arrangement or may be centrally cleared through a sponsoring agent. Subject to the custodial undertaking associated with a tri-party repurchase arrangement and for centrally cleared repurchase agreements, a third-party custodian maintains accounts to hold collateral for a fund and its counterparties. Typically, a fund and counterparty are not permitted to sell, re-pledge or use the collateral absent a default by the counterparty or the fund, respectively. In the event the counterparty defaults and the fair value of the collateral declines, a fund could experience losses, delays and costs in liquidating the collateral.
Repurchase agreements are entered into by a fund under Master Repurchase Agreements (each, an “MRA”). The MRA permits the fund, under certain circumstances including an event of default (such as bankruptcy or insolvency), to offset payables and/or receivables with collateral held by and/or posted to the counterparty. As a result, one single net payment is created. Bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against such a right of offset in the event of the MRA counterparty’s bankruptcy or insolvency. Based on the terms of the MRA, the fund receives collateral with a market value in excess of the repurchase price at maturity. Upon a bankruptcy or insolvency of the MRA counterparty, the fund would recognize a liability with respect to such excess collateral. The liability reflects the fund’s obligation under bankruptcy law to return the excess to the counterparty.
5. INVESTMENT ADVISORY AGREEMENT AND OTHER TRANSACTIONS WITH AFFILIATES
Investment Advisory: The Trust, on behalf of the Fund, entered into an Investment Advisory Agreement with the Manager, the Fund’s investment adviser and an indirect, wholly-owned subsidiary of BlackRock, Inc. (“BlackRock”), to provide investment advisory services. The Manager is responsible for the management of the Fund’s portfolio and provides the personnel, facilities, equipment and certain other services necessary to the operations of the Fund.

For such services, the Fund pays the Manager a monthly fee at an annual rate equal to the following percentages of the average daily value of the Fund’s net assets:

Average Daily Net Assets	Investment Advisory Fees
First $10 billion	0.165%
Next $10 billion	0.155
Next $10 billion	0.140
Next $10 billion	0.135
Excess of $40 billion	0.130

Administration: The Trust, on behalf of the Fund, entered into an Administration Agreement with the Manager, an indirect, wholly-owned subsidiary of BlackRock, to provide administrative services. For these services, the Manager receives an administration fee computed daily and payable monthly, based on a percentage of the average daily net assets of the Fund. The administration fee, which is shown as administration in the Statement of Operations, is paid at the annual rates below.

Average Daily Net Assets	Administration Fees
First $500 million	0.0425%
$500 million—$1 billion	0.0400
$1 billion—$2 billion	0.0375
$2 billion—$4 billion	0.0350
$4 billion—$13 billion	0.0325
Greater than $13 billion	0.0300

In addition, the Manager charges Institutional Shares an administration fee, which is shown as administration—class specific in the Statement of Operations, at an annual rate of 0.02% of the average daily net assets of Institutional Shares.

Transfer Agent: Pursuant to written agreements, certain financial intermediaries, some of which may be affiliates, provide the Fund with sub-accounting, recordkeeping, sub-transfer agency and other administrative services with respect to servicing of underlying investor accounts. For these services, these entities receive an asset-based fee or an annual fee per shareholder account, which will vary depending on share class and/or net assets. For the year ended April 30, 2025, the Fund did not pay any amounts to affiliates in return for these services.
Expense Limitations, Waivers and Reimbursements: The Manager contractually agreed to waive and/or reimburse fees or expenses in order to limit expenses, excluding interest expense, dividend expense, acquired fund fees and expenses, and certain other fund expenses, which constitute extraordinary expenses not incurred in the ordinary course of the Fund’s business (“expense limitation”). The expense limitation as a percentage of average daily net assets of Institutional Shares is 0.17%.
The Manager has agreed not to reduce or discontinue the contractual expense limitation through June 30, 2026, unless approved by the Board, including a majority of trustees who are not “interested persons” of the Trust, as defined in the 1940 Act (“Independent Trustees”), or by a vote of a majority of the outstanding voting securities of the Fund. For the year ended April 30, 2025, the Manager waived and/or reimbursed investment advisory fees of $35,543,161 which is included in fees waived and/or reimbursed by the Manager in the Statement of Operations.

In addition, these amounts waived and/or reimbursed by the Manager are included in administration fees waived by the Manager—class specific and transfer agent fees waived and/or reimbursed by the Manager — class specific, respectively, in the Statement of Operations. For the year ended April 30, 2025, class specific expense waivers and/or reimbursements were as follows:

Institutional
Administration fees waived by the Manager — class specific	$ 7,395,668
Transfer agent fees waived and/or reimbursed by the Manager — class specific	48

The Fund also had a waiver of administration fees, which are included in Administration fees waived in the Statement of Operations. For the year ended April 30, 2025, the amount was $225,593.
BlackRock and BlackRock Investments, LLC (the “Distributor”) have voluntarily agreed to waive a portion of their respective fees and/or reimburse operating expenses. BlackRock and the Distributor may discontinue this voluntary waiver and/or reimbursement at any time without notice.
Trustees and Officers: Certain trustees and/or officers of the Trust are directors and/or officers of BlackRock or its affiliates. The Fund reimburses the Manager for a portion of the compensation paid to the Trust’s Chief Compliance Officer, which is included in Trustees and Officer in the Statement of Operations.
6. INCOME TAX INFORMATION
It is the Fund’s policy to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required.
The Fund files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Fund’s U.S. federal tax returns generally remains open for a period of three years after they are filed. The statutes of limitations on the Fund’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.
Management has analyzed tax laws and regulations and their application to the Fund as of April 30, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the Fund’s financial statements. Management’s analysis is based on the tax laws and judicial and administrative interpretations thereof in effect as of date of these financial statements, all of which are subject to change, possibly with retroactive effect which may impact the Fund’s NAV.
The tax character of distributions paid was as follows:

	Year Ended 04/30/25	Year Ended 04/30/24
Ordinary income	$ 1,732,445,862	$ 1,281,287,248

As of April 30, 2025, the tax components of accumulated earnings (loss) were as follows:

Fund Name	Undistributed Ordinary Income	Net Unrealized Gains (Losses)(a)	Total
Circle Reserve Fund	$ 2,727,984	$(1,771)	$ 2,726,213

(a)    The difference between book-basis and tax-basis net accumulated losses was attributable primarily to the tax deferral of losses on wash sales.
As of April 30, 2025, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

Fund Name	Tax Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Net Unrealized Appreciation (Depreciation)
Circle Reserve Fund	$ 56,920,682,040	$ —	$(1,771)	$(1,771)
7. PRINCIPAL RISKS
In the normal course of business, the Fund invests in securities or other instruments and may enter into certain transactions, and such activities subject the Fund to various risks, including among others, fluctuations in the market (market risk) or failure of an issuer to meet all of its obligations. The value of securities or other instruments may also be affected by various factors, including, without limitation: (i) the general economy; (ii) the overall market as well as local, regional or global political and/or social instability; (iii) regulation, taxation, tariffs or international tax treaties between various countries; or (iv) currency, interest rate and price fluctuations. Local, regional or global events such as war, acts of terrorism, the spread of infectious illness or other public health issues, recessions, or other events could have a significant impact on the Fund and its investments. The Fund’s prospectus provides details of the risks to which the Fund is subject.
Counterparty Credit Risk: The Fund may be exposed to counterparty credit risk, or the risk that an entity may fail to or be unable to perform on its commitments related to unsettled or open transactions, including making timely interest and/or principal payments or otherwise honoring its obligations. The Fund manages counterparty credit risk by entering into transactions only with counterparties that the Manager believes have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Fund to market, issuer and counterparty credit risks, consist principally of financial instruments and receivables due from counterparties. The extent of the Fund’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is approximately their value recorded in the Statement of Assets and Liabilities, less any collateral held by the Fund.

Geographic/Asset Class Risk: A diversified portfolio, where this is appropriate and consistent with a fund’s objectives, minimizes the risk that a price change of a particular investment will have a material impact on the NAV of a fund. The investment concentrations within the Fund’s portfolio are disclosed in its Schedule of Investments.

The Fund invests a significant portion of its assets in securities of issuers located in the United States. A decrease in imports or exports, changes in trade regulations, inflation and/or an economic recession in the United States may have a material adverse effect on the U.S. economy and the securities listed on U.S. exchanges. Proposed and adopted policy and legislative changes in the United States may also have a significant effect on U.S. markets generally, as well as on the value of certain securities. Governmental agencies project that the United States will continue to maintain elevated public debt levels for the foreseeable future which may constrain future economic growth. Circumstances could arise that could prevent the timely payment of interest or principal on U.S. government debt, such as reaching the legislative “debt ceiling.” Such non-payment would result in substantial negative consequences for the U.S. economy and the global financial system. If U.S. relations with certain countries deteriorate, it could adversely affect issuers that rely on the United States for trade. The United States has also experienced increased internal unrest and discord. If these trends were to continue, they may have an adverse impact on the U.S. economy and the issuers in which the Fund invests.
Shareholder Purchase/Redemption Risk: Shares of the Fund are held by Circle as a portion of the reserves associated with Circle’s issuance of stablecoins to customers. The assets of the Fund are expected to fluctuate depending on the creation (mining) of additional stablecoins or the redemption (burning) of such coins. Stablecoins may face periods of uncertainty resulting in the potential for rapid requests by Circle for redemption of the Fund’s shares. Redemptions of a large number of Fund shares may adversely affect the Fund’s liquidity and net assets. These large redemptions may force the Fund to sell portfolio securities to meet redemption requests when it might not otherwise do so, which may negatively impact the Fund. In addition, large redemptions can result in the Fund’s current expenses being allocated over a smaller asset base, which generally could result in an increase in the Fund’s expense ratio.
8. CAPITAL SHARE TRANSACTIONS
The number of shares sold, reinvested and redeemed corresponds to the net proceeds from the sale of shares, reinvestment of all distributions and cost of shares redeemed, respectively, since shares are sold, reinvested and redeemed at $1.00 per share.
Transactions in capital shares were as follows:

	Year Ended 04/30/25	Year Ended 04/30/24
Fund Name/Share Class	Shares	Shares
Circle Reserve Fund
Institutional
Shares sold	27,775,000,000	10,300,000,000
Shares redeemed	(3,550,000,000)	(5,700,000,000)

	24,225,000,000	4,600,000,000

9. SUBSEQUENT EVENTS
Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders of Circle Reserve Fund and the Board of Trustees of BlackRock FundsSM:
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying statement of assets and liabilities of Circle Reserve Fund of BlackRock FundsSM (the “Fund”), including the schedule of investments, as of April 30, 2024, the related statement of operations for the year then ended, the statements of changes in net assets and the financial highlights for the year then ended and for the period from November 3, 2022 (commencement of operations) through April 30, 2023, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of April 30, 2024, the results of its operations for the year then ended, and the changes in its net assets and the financial highlights for the year then ended and for the period from November 3, 2022 (commencement of operations) through April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of April 30, 2024, by correspondence with custodians or counterparties; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
June 25, 2025
We have served as the auditor of one or more BlackRock investment companies since 1992.

SCHEDULE OF INVESTMENTS	Circle Reserve Fund (Percentages shown are based on Net Assets)
April 30, 2024

Security	Par (000)	Value
U.S. Treasury Obligations — 34.6%
U.S. Treasury Bills(a)
5.35%, 05/02/24	USD 762,010	$ 761,899,066
5.34%, 05/09/24	1,002,974	1,001,798,400
5.36%, 05/14/24	58,000	57,889,608
5.35%, 05/16/24	2,335,109	2,329,978,742
5.36%, 05/21/24	90,000	89,736,500
5.36%, 05/28/24	90	89,644
5.36%, 05/30/24	600,000	597,445,585
5.38%, 06/04/24	2,365,006	2,353,249,402
5.37%, 06/06/24	1,233,341	1,226,822,795
5.39%, 06/11/24	390,289	387,944,284
5.38%, 06/18/24	583,000	578,898,201
5.39%, 06/25/24	1,000,000	991,940,968

Total U.S. Treasury Obligations — 34.6% (Cost: $10,377,693,195)		10,377,693,195

Total Repurchase Agreements — 62.5% (Cost: $18,732,000,000)		18,732,000,000

Total Investments — 97.1% (Cost: $29,109,693,195)(b)		29,109,693,195
Other Assets Less Liabilities — 2.9%		878,527,956

Net Assets — 100.0%		$ 29,988,221,151

(a)     Rates are the current rate or a range of current rates as of period end.
(b)     Cost for U.S. federal income tax purposes.

Repurchase Agreements

	Repurchase Agreements						Collateral
Counterparty	Coupon Rate	Purchase Date	Maturity Date	Par (000)	At Value	Proceeds Including Interest	Position	Original Par	Position Received, At value
Barclays Capital Inc.	5.31%	04/30/24	05/01/24	$ 2,900,000	$ 2,900,000,000	$ 2,900,427,750	U.S. Treasury Obligations, 1.25% to 4.75%, due 01/15/27 to 11/15/53	$ 2,993,059,300	$ 2,958,000,094

BNP Paribas SA	5.32	04/30/24	05/01/24	2,750,000	2,750,000,000	2,750,406,389	U.S. Treasury Obligations, 0.00% to 4.75%, due 05/15/24 to 02/15/54	3,177,084,062	2,805,000,002

Citigroup Global Markets, Inc.	5.31	04/30/24	05/01/24	2,950,000	2,950,000,000	2,950,435,125	U.S. Treasury Obligations, 0.00% to 0.25%, due 07/05/24 to 07/31/25	3,060,146,900	3,009,000,021

Credit Agricole Corporate & Investment Bank SA	5.31	04/30/24	05/01/24	2,300,000	2,300,000,000	2,300,339,250	U.S. Treasury Obligations, 1.25% to 4.75%, due 05/15/39 to 11/15/53	2,998,682,700	2,346,000,002

Goldman Sachs & Co. LLC	5.32	04/30/24	05/01/24	2,900,000	2,900,000,000	2,900,428,556	U.S. Treasury Obligations, 0.00% to 4.88%, due 11/30/25 to 08/15/50	3,377,747,480	2,958,000,042

Morgan Stanley & Co. LLC	5.31	04/30/24	05/01/24	100,000	100,000,000	100,014,750	U.S. Treasury Obligations, 0.00% to 3.00%, due 08/15/27 to 08/15/45	145,238,158	102,000,000

Royal Bank of Canada	5.31	04/30/24	05/01/24	2,500,000	2,500,000,000	2,500,368,750	U.S. Treasury Obligations, 0.00% to 7.50%, due 05/15/24 to 05/15/52	2,777,291,649	2,550,000,088

Wells Fargo Securities LLC	5.31	04/30/24	05/01/24	2,332,000	2,332,000,000	2,332,343,970	U.S. Treasury Obligations, 0.25% to 4.88%, due 05/31/24 to 05/15/32	2,503,727,300	2,378,640,045

					$ 18,732,000,000				$ 19,106,640,294

Fair Value Hierarchy as of Period End
Various inputs are used in determining the fair value of financial instruments. For a description of the input levels and information about the Fund’s policy regarding valuation of financial instruments, refer to the Notes to Financial Statements.
The following table summarizes the Fund’s financial instruments categorized in the fair value hierarchy. The breakdown of the Fund’s financial instruments into major categories is disclosed in the Schedule of Investments above.

	Level 1	Level 2	Level 3	Total
Assets
Investments
Short-Term Securities
Repurchase Agreements	$ —	$ 18,732,000,000	$ —	$ 18,732,000,000
U.S. Treasury Obligations	—	10,377,693,195	—	10,377,693,195

	$ —	$ 29,109,693,195	$ —	$ 29,109,693,195
See notes to financial statements.

STATEMENT OF ASSETS AND LIABILITIES
April 30, 2024

Circle Reserve Fund
ASSETS
Investments, at value — unaffiliated(a)	$ 10,377,693,195
Cash	1,005,142,023
Repurchase agreements, at value(b)	18,732,000,000
Receivables:
Interest — unaffiliated	2,909,391
Prepaid expenses	37,854

Total assets	30,117,782,463

LIABILITIES
Payables:
Administration fees	761,390
Income dividend distributions	127,269,318
Investment advisory fees	1,198,020
Trustees’ and Officer’s fees	5,086
Other accrued expenses	254,558
Professional fees	72,940

Total liabilities	129,561,312

Commitments and contingent liabilities
NET ASSETS	$ 29,988,221,151

NET ASSETS CONSIST OF:
Paid-in capital	$ 29,986,845,348
Accumulated earnings	1,375,803

NET ASSETS	$ 29,988,221,151

NET ASSET VALUE
Institutional
Net assets	$ 29,988,221,151

Shares outstanding	29,987,009,000

Net asset value	$ 1.00

Shares authorized	Unlimited

Par value	$ 0.001

(a) Investments, at cost — unaffiliated	$ 10,377,693,195
(b) Repurchase agreements, at cost	$ 18,732,000,000
See notes to financial statements.

STATEMENT OF OPERATIONS
Year Ended April 30, 2024

Circle Reserve Fund
INVESTMENT INCOME
Interest — unaffiliated	$ 1,303,541,635

Total investment income	1,303,541,635

EXPENSES
Investment advisory	38,616,607
Administration	7,930,344
Administration — class specific	4,945,230
Registration	2,630,601
Accounting services	378,939
Professional	265,626
Custodian	173,132
Trustees and Officer	161,959
Offering	85,998
Printing and postage	23,056
Transfer agent — class specific	139
Miscellaneous	46,538

Total expenses	55,258,169
Less:
Administration fees waived by the Manager—class specific	(4,945,213)
Fees waived and/or reimbursed by the Manager	(28,059,392)

Total expenses after fees waived and/or reimbursed	22,253,564

Net investment income	1,281,288,071

REALIZED GAIN (LOSS)
Net realized gain from:
Investments — unaffiliated	1,177,160

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$ 1,282,465,231

See notes to financial statements.

STATEMENTS OF CHANGES IN NET ASSETS

	Circle Reserve Fund
	Year Ended 04/30/24	Period from 11/03/22(a) to 04/30/23
INCREASE (DECREASE) IN NET ASSETS
OPERATIONS
Net investment income	$ 1,281,288,071	$ 521,827,491
Net realized gain	1,177,160	31,112

Net increase in net assets resulting from operations	1,282,465,231	521,858,603

DISTRIBUTIONS TO SHAREHOLDERS(b)
Decrease in net assets resulting from distributions to shareholders	(1,281,287,248)	(521,824,435)

CAPITAL TRANSACTIONS
Net proceeds from sale of shares	10,300,000,000	35,837,009,000
Costs of shares redeemed	(5,700,000,000)	(10,450,000,000)

Net increase in net assets derived from capital transactions	4,600,000,000	25,387,009,000

NET ASSETS
Total increase in net assets	4,601,177,983	25,387,043,168
Beginning of period	25,387,043,168	—

End of period	$ 29,988,221,151	$ 25,387,043,168
(a)     Commencement of operations.
(b)     Distributions for annual periods determined in accordance with U.S. federal income tax regulations.
See notes to financial statements.

FINANCIAL HIGHLIGHTS
(For a share outstanding throughout each period)

Circle Reserve Fund
Institutional
	Year Ended 04/30/24	Period from 11/03/22(a) to 04/30/23
Net asset value, beginning of period	$ 1.00	$ 1.00

Net investment income(b)	0.0518	0.0210
Net realized gain (loss)	0.0001	(0.0004)(c)

Net increase from investment operations	0.0519	0.0206

Distributions from net investment income(d)	(0.0519)	(0.0206)

Net asset value, end of period	$ 1.00	$ 1.00

Total Return(e)
Based on net asset value	5.31%	2.07%(f)

Ratios to Average Net Assets
Total expenses	0.22%	0.21%(g)

Total expenses after fees waived and/or reimbursed	0.09%	0.09%(g)

Net investment income	5.18%	4.29%(g)

Supplemental Data
Net assets, end of period (000)	$ 29,988,221	$ 25,387,043
(a)     Commencement of operations.
(b)     Based on average shares outstanding.
(c)     The amount reported for a share outstanding may not accord with the change in aggregate gains and losses in securities for the fiscal period due to the timing of capital share transactions in relation to the fluctuating market values of the Fund’s underlying securities.
(d)     Distributions for annual periods determined in accordance with U.S. federal income tax regulations.
(e)     Where applicable, assumes the reinvestment of distributions.
(f)     Not annualized.
(g)     Annualized.
See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
1. Organization
BlackRock FundsSM (the “Trust”) is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. The Trust is organized as a Massachusetts business trust. Circle Reserve Fund (the “Fund”) is a series of the Trust. The Fund is classified as diversified.
The Fund operates as a “government money market fund” under Rule 2a-7 under the 1940 Act. The Fund is not subject to discretionary liquidity fees.
The Fund, together with certain other registered investment companies advised by BlackRock Advisors, LLC (the “Manager”) or its affiliates, is included in a complex of funds referred to as the BlackRock Multi-Asset Complex.
Shares of the Fund are only available for purchase by Circle Internet Financial, LLC (“Circle”).
2. Significant accounting policies
The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which may require management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates. The Fund is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies. Below is a summary of significant accounting policies:
Investment Transactions and Income Recognition: For financial reporting purposes, investment transactions are recorded on the dates the transactions are executed. Realized gains and losses on investment transactions are determined using the specific identification method. Interest income, including amortization and accretion of premiums and discounts on debt securities is recognized daily on an accrual basis.
Distributions: Distributions from net investment income are declared daily and paid monthly. Distributions of capital gains are distributed at least annually and are recorded on the ex-dividend dates. The character and timing of distributions are determined in accordance with U.S. federal income tax regulations, which may differ from U.S. GAAP.
Offering Costs: Offering costs are amortized over a 12-month period beginning with the commencement of operations of a class of shares.
Indemnifications: In the normal course of business, the Fund enters into contracts that contain a variety of representations that provide general indemnification. The Fund’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Fund, which cannot be predicted with any certainty.
Other: Expenses directly related to the Fund are charged to the Fund. Other operating expenses shared by several funds, including other funds managed by the Manager, are prorated among those funds on the basis of relative net assets or other appropriate methods.
The Fund has an arrangement with its custodian whereby credits are earned on uninvested cash balances. For financial reporting purposes, custodian credits, if any, are included in interest income in the Statement of Operations.

3. Investment valuation and fair value measurements
Investment Valuation Policies: U.S. GAAP defines fair value as the price the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Fund’s investments are valued under the amortized cost method which approximates current market value in accordance with Rule 2a-7 under the 1940 Act. Under this method, investments are valued at cost when purchased and, thereafter, a constant proportionate accretion of discounts and amortization of premiums are recorded until the maturity of the security. The Fund seeks to maintain its net asset value (“NAV”) per share at $1.00, although there is no assurance that it will be able to do so on a continuing basis.

Fair Value Hierarchy: Various inputs are used in determining the fair value of financial instruments. These inputs to valuation techniques are categorized into a fair value hierarchy consisting of three broad levels for financial reporting purposes as follows:
•    Level 1—Unadjusted price quotations in active markets/exchanges for identical assets or liabilities that the Fund has the ability to access;
•    Level 2—Other observable inputs (including, but not limited to, quoted prices for similar assets or liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates) or other market–corroborated inputs); and
•    Level 3—Unobservable inputs based on the best information available in the circumstances, to the extent observable inputs are not available (including the Valuation Committee’s assumptions used in determining the fair value of financial instruments).
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the fair value hierarchy classification is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The categorization of a value determined for financial instruments is based on the pricing transparency of the financial instruments and is not necessarily an indication of the risks associated with investing in those securities.
4. Securities and other investments
Repurchase Agreements: Repurchase agreements are commitments to purchase a security from a counterparty who agrees to repurchase the same security at a mutually agreed upon date and price. On a daily basis, the counterparty is required to maintain collateral subject to the agreement and in value no less than the agreed upon repurchase amount. Repurchase agreements may be traded bilaterally, in a tri-party arrangement or may be centrally cleared through a sponsoring agent. Subject to the custodial undertaking associated with a tri-party repurchase arrangement and for centrally cleared repurchase agreements, a third-party custodian maintains accounts to hold collateral for a fund and its counterparties. Typically, a fund and counterparty are not permitted to sell, re-pledge or use the collateral absent a default by the counterparty or the fund, respectively. In the event the counterparty defaults and the fair value of the collateral declines, a fund could experience losses, delays and costs in liquidating the collateral.
Repurchase agreements are entered into by a fund under Master Repurchase Agreements (each, an “MRA”). The MRA permits the fund, under certain circumstances including an event of default (such as bankruptcy or insolvency), to offset payables and/or receivables with collateral held by and/or posted to the counterparty. As a result, one single net payment is created. Bankruptcy or insolvency laws of a particular jurisdiction may impose restrictions on or prohibitions against such a right of offset in the event of the MRA counterparty’s bankruptcy or insolvency. Based on the terms of the MRA, the fund receives collateral with a market value in excess of the repurchase price at maturity. Upon a bankruptcy or insolvency of the MRA counterparty, the fund would recognize a liability with respect to such excess collateral. The liability reflects the fund’s obligation under bankruptcy law to return the excess to the counterparty.

5. Investment advisory agreement and other transactions with affiliates
Investment Advisory: The Trust, on behalf of the Fund, entered into an Investment Advisory Agreement with the Manager, the Fund’s investment adviser and an indirect, wholly-owned subsidiary of BlackRock, Inc. (“BlackRock”), to provide investment advisory services. The Manager is responsible for the management of the Fund’s portfolio and provides the personnel, facilities, equipment and certain other services necessary to the operations of the Fund.

For such services, the Fund pays the Manager a monthly fee at an annual rate equal to the following percentages of the average daily value of the Fund’s net assets:

Average Daily Net Assets	Investment Advisory Fees
First $10 billion	0.165%
Next $10 billion	0.155
Next $10 billion	0.140
Next $10 billion	0.135
Excess of $40 billion	0.130
Administration: The Trust, on behalf of the Fund, entered into an Administration Agreement with the Manager, an indirect, wholly-owned subsidiary of BlackRock, to provide administrative services. For these services, the Manager receives an administration fee computed daily and payable monthly, based on a percentage of the average daily net assets of the Fund. The administration fee, which is shown as administration in the Statement of Operations, is paid at the annual rates below.

Average Daily Net Assets	Administration Fees
First $500 million	0.0425%
$500 million - $1 billion	0.0400
$1 billion - $2 billion	0.0375
$2 billion - $4 billion	0.0350
$4 billion - $13 billion	0.0325
Greater than $13 billion	0.0300
In addition, the Manager charges Institutional Shares an administration fee, which is shown as administration—class specific in the Statement of Operations, at an annual rate of 0.02% of the average daily net assets of Institutional Shares.
Transfer Agent: Pursuant to written agreements, certain financial intermediaries, some of which may be affiliates, provide the Fund with sub-accounting, recordkeeping, sub-transfer agency and other administrative services with respect to servicing of underlying investor accounts. For these services, these entities receive an asset-based fee or an annual fee per shareholder account, which will vary depending on share class and/or net assets. For the year ended April 30, 2024, the Fund did not pay any amounts to affiliates in return for these services.
Expense Limitations, Waivers and Reimbursements: The Manager contractually agreed to waive and/or reimburse fees or expenses in order to limit expenses, excluding interest expense, dividend expense, acquired fund fees and expenses, and certain other fund expenses, which constitute extraordinary expenses not incurred in the ordinary course of the Fund’s business (“expense limitation”). The expense limitation as a percentage of average daily net assets of Institutional Shares is 0.17%.
The Manager has agreed not to reduce or discontinue the contractual expense limitation through June 30, 2025, unless approved by the Board, including a majority of trustees who are not “interested persons” of the Trust, as defined in the 1940 Act (“Independent Trustees”), or by a vote of a majority of the outstanding voting securities of the Fund. For the year ended April 30, 2024, the Manager waived and/or reimbursed investment advisory fees of $28,059,392 which is included in fees waived and/or reimbursed by the Manager in the Statement of Operations.

In addition, these amounts waived and/or reimbursed by the Manager are included in administration fees waived by the Manager—class specific in the Statement of Operations. For the year ended April 30, 2024, expense waivers and/or reimbursements are as follows:

Institutional
Administration fees waived by the Manager - class specific	$ 4,945,213
BlackRock and BlackRock Investments, LLC (the “Distributor”) have voluntarily agreed to waive a portion of their respective fees and/or reimburse operating expenses. BlackRock and the Distributor may discontinue this voluntary waiver and/or reimbursement at any time without notice.
Trustees and Officers: Certain trustees and/or officers of the Trust are directors and/or officers of BlackRock or its affiliates. The Fund reimburses the Manager for a portion of the compensation paid to the Trust’s Chief Compliance Officer, which is included in Trustees and Officer in the Statement of Operations.
6. Income tax information
It is the Fund’s policy to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required.
The Fund files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Fund’s U.S. federal tax returns generally remains open for a period of three years after they are filed. The statutes of limitations on the Fund’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.
Management has analyzed tax laws and regulations and their application to the Fund as of April 30, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the Fund’s financial statements.
U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or NAV per share. As of period end, permanent differences attributable to nondeductible expenses were reclassified to the following accounts:

Amounts
Paid-in capital	$(85,998)
Accumulated earnings (loss)	85,998
The tax character of distributions paid was as follows:

	Year Ended 04/30/24	Period Ended 04/30/23
Ordinary income	$ 1,281,287,248	$ 521,824,435
As of April 30, 2024, the tax components of accumulated earnings were as follows:

Fund Name	Undistributed Ordinary Income	Net Unrealized Gains (Losses)(a)	Total
Circle Reserve Fund	$ 1,375,804	$ (1)	$ 1,375,803

(a)     The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the tax deferral of losses on wash sales

For the Fund, the cost for U.S. federal income tax purposes is the same as book cost.
7. Principal risks
In the normal course of business, the Fund invests in securities or other instruments and may enter into certain transactions, and such activities subject the Fund to various risks, including among others, fluctuations in the market (market risk) or failure of an issuer to meet all of its obligations. The value of securities or other instruments may also be affected by various factors, including, without limitation: (i) the general economy; (ii) the overall market as well as local, regional or global political and/or social instability; (iii) regulation, taxation or international tax treaties between various countries; or (iv) currency, interest rate and price fluctuations. Local, regional or global events such as war, acts of terrorism, the spread of infectious illness or other public health issues, recessions, or other events could have a significant impact on the Fund and its investments. The Fund’s prospectus provides details of the risks to which the Fund is subject.
On July 12, 2023, the SEC approved changes to money market fund regulations. These changes, among other things: (i) eliminate provisions that permit a money market fund to suspend redemptions except in liquidations, (ii) require institutional prime and institutional tax-exempt money market funds to impose mandatory liquidity fees under certain conditions, (iii) permit a discretionary liquidity fee for a non-government money market fund and (iv) increase minimum daily and weekly liquidity for all money market funds. These changes will be implemented over the next 12 months depending on the change and may affect the Fund’s operations and return potential.
Counterparty Credit Risk: The Fund may be exposed to counterparty credit risk, or the risk that an entity may fail to or be unable to perform on its commitments related to unsettled or open transactions, including making timely interest and/or principal payments or otherwise honoring its obligations. The Fund manages counterparty credit risk by entering into transactions only with counterparties that the Manager believes have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Fund to market, issuer and counterparty credit risks, consist principally of financial instruments and receivables due from counterparties. The extent of the Fund’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is approximately their value recorded in the Statement of Assets and Liabilities, less any collateral held by the Fund.
Geographic/Asset Class Risk: A diversified portfolio, where this is appropriate and consistent with a fund’s objectives, minimizes the risk that a price change of a particular investment will have a material impact on the NAV of a fund. The investment concentrations within the Fund’s portfolio are disclosed in its Schedule of Investments.
The Fund invests a significant portion of its assets in securities of issuers located in the United States. A decrease in imports or exports, changes in trade regulations, inflation and/or an economic recession in the United States may have a material adverse effect on the U.S. economy and the securities listed on U.S. exchanges. Proposed and adopted policy and legislative changes in the United States may also have a significant effect on U.S. markets generally, as well as on the value of certain securities. Governmental agencies project that the United States will continue to maintain elevated public debt levels for the foreseeable future which may constrain future economic growth. Circumstances could arise that could prevent the timely payment of interest or principal on U.S. government debt, such as reaching the legislative “debt ceiling.” Such non-payment would result in substantial negative consequences for the U.S. economy and the global financial system. If U.S. relations with certain countries deteriorate, it could adversely affect issuers that rely on the United States for trade. The United States has also experienced increased internal unrest and discord. If these trends were to continue, they may have an adverse impact on the U.S. economy and the issuers in which the Fund invests.

Shareholder Purchase/Redemption Risk: Shares of the Fund are held by Circle as a portion of the reserves associated with Circle’s issuance of stablecoins to customers. The assets of the Fund are expected to fluctuate depending on the creation (mining) of additional stablecoins or the redemption (burning) of such coins. Stablecoins may face periods of uncertainty resulting in the potential for rapid requests by Circle for redemption of the Fund’s shares. Redemptions of a large number of Fund shares may adversely affect the Fund’s liquidity and net assets. These large redemptions may force the Fund to sell portfolio securities to meet redemption requests when it might not otherwise do so, which may negatively impact the Fund. In addition, large redemptions can result in the Fund’s current expenses being allocated over a smaller asset base, which generally could result in an increase in the Fund’s expense ratio.

8. Capital share transactions
The number of shares sold, reinvested and redeemed corresponds to the net proceeds from the sale of shares, reinvestment of all distributions and cost of shares redeemed, respectively, since shares are sold, reinvested and redeemed at $1.00 per share.
Transactions in capital shares were as follows:

	Year Ended 04/30/24	Period from 11/03/22(a) to 04/30/23
Fund Name/Share Class	Shares	Shares
Circle Reserve Fund
Institutional
Shares sold	10,300,000,000	35,837,009,000
Shares redeemed	(5,700,000,000)	(10,450,000,000)
	4,600,000,000	25,387,009,000
(a)     Commencement of operations.
9. Subsequent events
Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders of Circle Reserve Fund and the Board of Trustees of BlackRock FundsSM:
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying statement of assets and liabilities of Circle Reserve Fund of BlackRock FundsSM (the “Fund”), including the schedule of investments, as of April 30, 2023, the related statements of operations, changes in net assets, and the financial highlights for the period from November 3, 2022 (commencement of operations) through April 30, 2023, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of April 30, 2023, and the results of its operations, the changes in its net assets, and the financial highlights for the period from November 3, 2022 (commencement of operations) through April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of April 30, 2023, by correspondence with custodians or counterparties; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
June 25, 2025
We have served as the auditor of one or more BlackRock investment companies since 1992.

SCHEDULE OF INVESTMENTS	Circle Reserve Fund (Percentages shown are based on Net Assets)
April 30, 2023

Security	Par (000)	Value

U.S. Treasury Obligations — 118.7%
U.S. Treasury Bills(a)
4.54%, 05/02/23	USD 6,164,600	$ 6,163,826,492
3.54%, 05/04/23	1,425,000	1,424,579,583
4.33%, 05/09/23	1,582,000	1,580,484,422
4.44%, 05/11/23	950,000	948,834,722
4.44%, 05/16/23	3,350,000	3,343,846,459
4.24%, 05/18/23	1,150,000	1,147,703,819
3.38%, 05/23/23	3,220,000	3,213,367,611
4.36%, 05/25/23	2,608,000	2,600,473,208
4.09%, 05/30/23	8,804,655	8,776,436,967
U.S. Treasury Notes
4.29%, 05/15/23	300,000	299,706,415
4.47%, 05/15/23	300,000	299,502,686
4.35%, 05/31/23	100,000	99,777,344
4.58%, 05/31/23	243,000	242,120,836

Total Investments — 118.7% (Cost: $30,140,660,564)(b)		30,140,660,564
Liabilities in Excess of Other Assets — (18.7)%		(4,753,617,396)

Net Assets — 100.0%		$ 25,387,043,168

(a)     Rates are the current rate or a range of current rates as of period end.
(b)     Cost for U.S. federal income tax purposes.
Fair Value Hierarchy as of Period End
Various inputs are used in determining the fair value of financial instruments. For a description of the input levels and information about the Fund’s policy regarding valuation of financial instruments, refer to the Notes to Financial Statements.
The following table summarizes the Fund’s financial instruments categorized in the fair value hierarchy. The breakdown of the Fund’s financial instruments into major categories is disclosed in the Schedule of Investments above.

	Level 1	Level 2	Level 3	Total

Assets
Investments
Short-Term Securities
U.S. Treasury Obligations	$ —	$ 30,140,660,564	$ —	$ 30,140,660,564

	$ —	$ 30,140,660,564	$ —	$ 30,140,660,564

See notes to financial statements.

STATEMENT OF ASSETS AND LIABILITIES
April 30, 2023

Circle Reserve Fund
ASSETS
Investments, at value — unaffiliated(a)	$ 30,140,660,564
Cash	2,075,760,629
Receivables:
Interest — unaffiliated	4,153,015
From the Manager	36,249
Deferred offering costs	85,298
Prepaid expenses	7,348

Total assets	32,220,703,103

LIABILITIES
Payables:
Investments purchased	6,730,586,035
Administration fees	1,501,819
Income dividend distributions	98,589,853
Investment advisory fees	2,564,537
Trustees’ and Officer’s fees	20,000
Other accrued expenses	213,207
Professional fees	22,499
Registration fees	161,985

Total liabilities	6,833,659,935

NET ASSETS	$ 25,387,043,168

NET ASSETS CONSIST OF:
Paid-in capital	$ 25,386,931,346
Accumulated earnings	111,822

NET ASSETS	$ 25,387,043,168

NET ASSET VALUE
Institutional
Net assets	$ 25,387,043,168

Shares outstanding	25,387,009,000

Net asset value	$ 1.00

Shares authorized	Unlimited

Par value	$ 0.001

(a) Investments, at cost — unaffiliated	$ 30,140,660,564

See notes to financial statements.

STATEMENT OF OPERATIONS
Period Ended April 30, 2023

Circle Reserve Fund(a)
INVESTMENT INCOME
Interest — unaffiliated	$ 532,783,769

Total investment income	532,783,769

EXPENSES
Investment advisory	18,776,754
Administration	3,889,392
Administration — class specific	2,434,728
Accounting services	186,496
Registration	162,685
Trustees and Officer	123,624
Organization and offering	87,654
Professional	37,512
Custodian	14,712
Printing and postage	12,260
Transfer agent	179
Miscellaneous	2,452

Total expenses	25,728,448
Less:
Administration fees waived by the Manager — class specific	(2,434,728)
Fees waived and/or reimbursed by the Manager	(12,337,438)
Transfer agent fees waived and/or reimbursed by the Manager	(4)

Total expenses after fees waived and/or reimbursed	10,956,278

Net investment income	521,827,491

REALIZED GAIN (LOSS)
Net realized gain from:
Investments — unaffiliated	31,112

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$ 521,858,603
(a)     The Fund commenced operations on November 03, 2022.
See notes to financial statements.

STATEMENT OF CHANGES IN NET ASSETS

Circle Reserve Fund
Period from 11/03/22(a) to 04/30/23

INCREASE (DECREASE) IN NET ASSETS

OPERATIONS
Net investment income	$ 521,827,491
Net realized gain	31,112

Net increase in net assets resulting from operations	521,858,603

DISTRIBUTIONS TO SHAREHOLDERS(b)
Decrease in net assets resulting from distributions to shareholders	(521,824,435)

CAPITAL TRANSACTIONS
Net proceeds from sale of shares	35,837,009,000
Costs of shares redeemed	(10,450,000,000)

Net increase in net assets derived from capital transactions	25,387,009,000

NET ASSETS
Total increase in net assets	25,387,043,168
Beginning of period	—

End of period	$ 25,387,043,168
(a)     Commencement of operations.
(b)     Distributions for annual periods determined in accordance with U.S. federal income tax regulations.
See notes to financial statements.

FINANCIAL HIGHLIGHTS
(For a share outstanding throughout each period)

Circle Reserve Fund
Institutional

Period from 11/03/22(a) to 04/30/23
Net asset value, beginning of period	$ 1.00

Net investment income(b)	0.0210
Net realized loss	(0.0004)(c)

Net increase from investment operations	0.0206

Distributions from net investment income(d)	(0.0206)

Net asset value, end of period	$ 1.00

Total Return(e)
Based on net asset value	2.07% (f)

Ratios to Average Net Assets
Total expenses	0.21% (g)

Total expenses after fees waived and/or reimbursed	0.09% (g)

Net investment income	4.29% (g)

Supplemental Data
Net assets, end of period (000)	$ 25,387,043

(a)     Commencement of operations.
(b)     Based on average shares outstanding.
(c)     The amount reported for a share outstanding may not accord with the change in aggregate gains and losses in securities for the fiscal period due to the timing of capital share transactions in relation to the fluctuating market values of the Fund’s underlying securities.
(d)     Distributions for annual periods determined in accordance with U.S. federal income tax regulations.
(e)     Where applicable, assumes the reinvestment of distributions.
(f)     Not annualized.
(g)     Annualized.
See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
1. Organization
BlackRock FundsSM (the “Trust”) is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. The Trust is organized as a Massachusetts business trust. Circle Reserve Fund (the “Fund”) is a series of the Trust. The Fund is classified as diversified.
The Fund operates as a “government money market fund” under Rule 2a-7 under the 1940 Act. The Fund is not subject to liquidity fees or temporary suspensions of redemptions due to declines in the Fund’s weekly liquid assets.
The Fund, together with certain other registered investment companies advised by BlackRock Advisors, LLC (the “Manager”) or its affiliates, is included in a complex of funds referred to as the BlackRock Multi-Asset Complex.
Shares of the Fund are only available for purchase by Circle Internet Financial, LLC (“Circle”).
2. Significant accounting policies
The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which may require management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates. The Fund is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies. Below is a summary of significant accounting policies:
Investment Transactions and Income Recognition: For financial reporting purposes, investment transactions are recorded on the dates the transactions are executed. Realized gains and losses on investment transactions are determined using the specific identification method. Interest income, including amortization and accretion of premiums and discounts on debt securities is recognized daily on an accrual basis.
Distributions: Distributions from net investment income are declared daily and paid monthly. Distributions of capital gains are distributed at least annually and are recorded on the ex-dividend dates. The character and timing of distributions are determined in accordance with U.S. federal income tax regulations, which may differ from U.S. GAAP.
Organization and Offering Costs: Upon commencement of operations, organization costs associated with the establishment of the Fund were expensed by the Fund and reimbursed by the Manager. The Manager reimbursed the Fund $10,000, which is included in fees waived and/or reimbursed by the Manager in the Statement of Operations. Offering costs are amortized over a 12-month period beginning with the commencement of operations of a class of shares.
Indemnifications: In the normal course of business, the Fund enters into contracts that contain a variety of representations that provide general indemnification. The Fund’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Fund, which cannot be predicted with any certainty.
Other: Expenses directly related to the Fund are charged to that Fund. Other operating expenses shared by several funds, including other funds managed by the Manager, are prorated among those funds on the basis of relative net assets or other appropriate methods.

The Fund has an arrangement with its custodian whereby credits are earned on uninvested cash balances, which could be used to reduce custody fees and/or overdraft charges. The Fund may incur charges on overdrafts, subject to certain conditions.
3. Investment valuation and fair value measurements
Investment Valuation Policies: U.S. GAAP defines fair value as the price the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Fund’s investments are valued under the amortized cost method which approximates current market value in accordance with Rule 2a-7 under the 1940 Act. Under this method, investments are valued at cost when purchased and, thereafter, a constant proportionate accretion of discounts and amortization of premiums are recorded until the maturity of the security. The Fund seeks to maintain its net asset value (“NAV”) per share at $1.00, although there is no assurance that it will be able to do so on a continuing basis.

Fair Value Inputs and Methodologies: The following methods and inputs are used to establish the fair value of the Fund’s assets and liabilities:
•    Fixed-income investments for which market quotations are readily available are generally valued using the last available bid price or current market quotations provided by independent dealers or third-party pricing services. Pricing services generally value fixed-income securities assuming orderly transactions of an institutional round lot size, but a fund may hold or transact in such securities in smaller, odd lot sizes. Odd lots may trade at lower prices than institutional round lots. The pricing services may use matrix pricing or valuation models that utilize certain inputs and assumptions to derive values, including transaction data (e.g., recent representative bids and offers), market data, credit quality information, perceived market movements, news, and other relevant information. Certain fixed-income securities, including asset-backed and mortgage related securities may be valued based on valuation models that consider the estimated cash flows of each tranche of the entity, establish a benchmark yield and develop an estimated tranche specific spread to the benchmark yield based on the unique attributes of the tranche. The amortized cost method of valuation may be used with respect to debt obligations with sixty days or less remaining to maturity unless the Manager determines such method does not represent fair value.
Fair Value Hierarchy: Various inputs are used in determining the fair value of financial instruments. These inputs to valuation techniques are categorized into a fair value hierarchy consisting of three broad levels for financial reporting purposes as follows:
•    Level 1—Unadjusted price quotations in active markets/exchanges for identical assets or liabilities that the Fund has the ability to access;
•    Level 2—Other observable inputs (including, but not limited to, quoted prices for similar assets or liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates) or other market–corroborated inputs); and
•    Level 3—Unobservable inputs based on the best information available in the circumstances, to the extent observable inputs are not available (including the Valuation Committee’s assumptions used in determining the fair value of financial instruments).
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the fair value hierarchy classification is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The categorization of a value determined for financial instruments is based on the pricing transparency of the financial instruments and is not necessarily an indication of the risks associated with investing in those securities.
4. Investment advisory agreement and other transactions with affiliates
Investment Advisory: The Trust, on behalf of the Fund, entered into an Investment Advisory Agreement with the Manager, the Fund’s investment adviser and an indirect, wholly-owned subsidiary of BlackRock, Inc. (“BlackRock”), to provide investment advisory services. The Manager is responsible for the management of the Fund’s portfolio and provides the personnel, facilities, equipment and certain other services necessary to the operations of the Fund.

For such services, the Fund pays the Manager a monthly fee at an annual rate equal to the following percentages of the average daily value of the Fund’s net assets:

Average Daily Net Assets	Investment Advisory Fees
First $10 billion	0.165%
Next $10 billion	0.155
Next $10 billion	0.140
Next $10 billion	0.135
Excess of $40 billion	0.130

Administration: The Trust, on behalf of the Fund, entered into an Administration Agreement with the Manager, an indirect, wholly-owned subsidiary of BlackRock, to provide administrative services. For these services, the Manager receives an administration fee computed daily and payable monthly, based on a percentage of the average daily net assets of the Fund. The administration fee, which is shown as administration in the Statement of Operations, is paid at the annual rates below.

Average Daily Net Assets	Administration Fees
First $500 million	0.0425%
$500 million — $1 billion	0.0400
$1 billion — $2 billion	0.0375
$2 billion — $4 billion	0.0350
$4 billion — $13 billion	0.0325
Greater than $13 billion	0.0300

In addition, the Manager charges Institutional Shares an administration fee, which is shown as administration—class specific in the Statement of Operations, at an annual rate of 0.02% of the average daily net assets of Institutional Shares.
Transfer Agent: Pursuant to written agreements, certain financial intermediaries, some of which may be affiliates, provide the Fund with sub-accounting, recordkeeping, sub-transfer agency and other administrative services with respect to servicing of underlying investor accounts. For these services, these entities receive an asset-based fee or an annual fee per shareholder account, which will vary depending on share class and/or net assets. For the period ended April 30, 2023, the Fund did not pay any amounts to affiliates in return for these services.
Expense Limitations, Waivers and Reimbursements: The Manager contractually agreed to waive and/or reimburse fees or expenses in order to limit expenses, excluding interest expense, dividend expense, acquired fund fees and expenses, and certain other fund expenses, which constitute extraordinary expenses not incurred in the ordinary course of the Fund’s business (“expense limitation”). The expense limitation as a percentage of average daily net assets of Institutional Shares is 0.17%.

The Manager has agreed not to reduce or discontinue the contractual expense limitation through June 30, 2024, unless approved by the Board, including a majority of trustees who are not “interested persons” of the Trust, as defined in the 1940 Act (“Independent Trustees”), or by a vote of a majority of the outstanding voting securities of the Fund. For the period ended April 30, 2023, the Manager waived and/or reimbursed investment advisory fees of $12,327,438 which is included in fees waived and/or reimbursed by the Manager in the Statement of Operations.

In addition, these amounts waived and/or reimbursed by the Manager are included in administration fees waived by the Manager—class specific and transfer agent fees waived and/or reimbursed by the Manager respectively, in the Statement of Operations. For the period ended April 30, 2023, expense waivers and/or reimbursements are as follows:

Institutional
Administration fees waived by the Manager — class specific	$ 2,434,728
Transfer agent fees waived and/or reimbursed by the Manager	4
BlackRock and the BlackRock Investments, LLC (the “Distributor”) have voluntarily agreed to waive a portion of their respective fees and/or reimburse operating expenses. BlackRock and the Distributor may discontinue this voluntary waiver and/or reimbursement at any time without notice.
Trustees and Officers: Certain trustees and/or officers of the Trust are directors and/or officers of BlackRock or its affiliates. The Fund reimburses the Manager for a portion of the compensation paid to the Trust’s Chief Compliance Officer, which is included in Trustees and Officer in the Statement of Operations.
5. Income tax information
It is the Fund’s policy to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required.
The Fund files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Fund’s U.S. federal tax returns generally remains open for a period of three years after they are filed. The statutes of limitations on the Fund’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.
Management has analyzed tax laws and regulations and their application to the Fund as of April 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the Fund’s financial statements.
U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or NAV per share. As of period end, permanent differences attributable to nondeductible expenses were reclassified to the following accounts:

Amounts
Paid-in capital	$ (77,654)
Accumulated earnings (loss)	77,654
The tax character of distributions paid was as follows:

Period Ended 04/30/23
Ordinary income	$ 521,824,435

As of April 30, 2023, the tax components of accumulated net earnings were as follows:

Amounts
Undistributed ordinary income	$ 111,822
$ 111,822
The cost for U.S. federal income tax purposes is the same as book cost.

6. Principal risks
In the normal course of business, the Fund invests in securities or other instruments and may enter into certain transactions, and such activities subject the Fund to various risks, including among others, fluctuations in the market (market risk) or failure of an issuer to meet all of its obligations. The value of securities or other instruments may also be affected by various factors, including, without limitation: (i) the general economy; (ii) the overall market as well as local, regional or global political and/or social instability; (iii) regulation, taxation or international tax treaties between various countries; or (iv) currency, interest rate and price fluctuations. Local, regional or global events such as war, acts of terrorism, the spread of infectious illness or other public health issues, recessions, or other events could have a significant impact on the Fund and its investments. The Fund’s prospectus provides details of the risks to which the Fund is subject.
Infectious Illness Risk: An outbreak of an infectious illness, such as the COVID-19 pandemic, may adversely impact the economies of many nations and the global economy, and may impact individual issuers and capital markets in ways that cannot be foreseen. An infectious illness outbreak may result in, among other things, closed international borders, prolonged quarantines, supply chain disruptions, market volatility or disruptions and other significant economic, social and political impacts.
Counterparty Credit Risk: The Fund may be exposed to counterparty credit risk, or the risk that an entity may fail to or be unable to perform on its commitments related to unsettled or open transactions, including making timely interest and/or principal payments or otherwise honoring its obligations. The Fund manages counterparty credit risk by entering into transactions only with counterparties that the Manager believes have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Fund to market, issuer and counterparty credit risks, consist principally of financial instruments and receivables due from counterparties. The extent of the Fund’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is approximately their value recorded in the Statement of Assets and Liabilities, less any collateral held by the Fund.
Concentration Risk: A diversified portfolio, where this is appropriate and consistent with a fund’s objectives, minimizes the risk that a price change of a particular investment will have a material impact on the NAV of a fund. The investment concentrations within the Fund’s portfolio are disclosed in its Schedule of Investments.
The Fund invests a significant portion of its assets in securities of issuers located in the United States. A decrease in imports or exports, changes in trade regulations, inflation and/or an economic recession in the United States may have a material adverse effect on the U.S. economy and the securities listed on U.S. exchanges. Proposed and adopted policy and legislative changes in the United States may also have a significant effect on U.S. markets generally, as well as on the value of certain securities. Governmental agencies project that the United States will continue to maintain elevated public debt levels for the foreseeable future which may constrain future economic growth. Circumstances could arise that could prevent the timely payment of interest or principal on U.S. government debt, such as reaching the legislative “debt ceiling.” Such non-payment would result in substantial negative consequences for the U.S. economy and the global financial system. If U.S. relations with certain countries deteriorate, it could adversely affect issuers that rely on the United States for trade. The United States has also experienced increased internal unrest and discord. If these trends were to continue, they may have an adverse impact on the U.S. economy and the issuers in which the Fund invests.
Large-Scale Redemption Risk: Redemptions of a large number of Fund shares may adversely affect the Fund’s liquidity and net assets. These redemptions may force the Fund to sell portfolio securities to meet redemption requests when it might not otherwise do so, which may negatively impact the Fund. In addition, large redemptions can result in the Fund’s current expenses being allocated over a smaller asset base, which generally could result in an increase in the Fund’s expense ratio.
Shareholder Purchase/Redemption Risk: Shares of the Fund are held by Circle as a portion of the reserves associated with Circle’s issuance of stablecoins to customers. The assets of the Fund are expected to fluctuate depending on the creation (mining) of additional stablecoins or the redemption (burning) of such coins by Circle. Stablecoins may face periods of uncertainty resulting in the potential for rapid requests by Circle for redemption of the Fund’s shares.

7. Capital share transactions
The number of shares sold, reinvested and redeemed corresponds to the net proceeds from the sale of shares, reinvestment of all distributions and cost of shares redeemed, respectively, since shares are sold and redeemed at $1.00 per share.

Transactions in capital shares were as follows:

Period from 11/03/22(a) to 04/30/23

Fund Name/Share Class	Shares
Circle Reserve Fund
Institutional
Shares sold	35,837,009,000
Shares redeemed	(10,450,000,000)
25,387,009,000
(a)    Commencement of operations.
8. Subsequent events
Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None

Item 9A. Controls And Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
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

Item 9B. Other Information
Director and Officer Trading Arrangements
On December 9, 2025, Michele Burns adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Ms. Burns’s plan is for the sale of up to 50,000 shares of Class A common stock through August 31, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and August 31, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.
On December 9, 2025, Rajeev Date, our Lead Independent Director, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Date’s plan is for the sale of up to 45,833 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through March 5, 2027. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and March 5, 2027. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.
Other than the foregoing, during the fiscal quarter ended December 31, 2025, no directors or other executive officers of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Insider Trading Policies and Procedures
The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, contractors, advisors, and consultants, and the Company itself, that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of NYSE. A copy of the Company's Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit		Incorporated by Reference

Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.1+	Amended and Restated Certificate of Incorporation	8-K	6/6/2025
3.2+	Amended and Restated Bylaws	8-K	6/6/2025
10.1#†	Collaboration Agreement, dated August 18, 2023, between Circle Internet Financial, LLC and Coinbase Global, Inc.			X
10.2+#†	Stablecoin Ecosystem Agreement, dated November 14, 2024, between Circle Internet Financial, LLC and Coinbase Global, Inc.	S-1	4/1/2025
10.3+#†	Investors' Rights Agreement, dated July 1, 2024, between Circle Internet Group, Inc. and the holders named therein	S-1	4/1/2025
10.4+§	Employment Offer Letter of Jeremy Allaire	S-1	4/1/2025
10.5+§	Employment Offer Letter of Jeremy Fox-Geen	S-1	4/1/2025
10.6§	Employment Offer Letter of Kash Razzaghi			X
10.7+§	Employment Offer Letter of Heath Tarbert	S-1	4/1/2025
10.8+§	Employment Offer Letter of Nikhil Chandhok	S-1	4/1/2025
10.9+§	Circle Internet Financial Limited Share Award Scheme	S-1	4/1/2025
10.10+§	Circle Internet Group Inc. Share Award Plan	S-1	4/1/2025
10.11+§	Form of Circle Internet Group, Inc. Omnibus Incentive Plan	S-1	4/1/2025
10.12+§	Form of Circle Internet Group, Inc. Employee Stock Purchase Plan	S-1	4/1/2025
10.13+§	Circle Internet Group, Inc. Executive Severance Plan	S-1	4/1/2025
10.14†+§	Form of Executive Severance Plan Participation Agreement	S-1	4/1/2025
10.15+	Form of Indemnification Agreement for directors and executive officers	S-1	4/1/2025
10.16+§	Form of Circle Internet Group, Inc. Restricted Share Unit Award Agreement	S-1	5/16/2025
10.17+§	Form of Circle Internet Group, Inc. Incentive Share Option Award Agreement	S-1	5/16/2025
10.18+§	Form of Circle Internet Group, Inc. Non-Qualified Share Option Award Agreement	S-1	5/16/2025
10.19+§	Form of Circle Internet Group, Inc. Non-Employee Director Restricted Share Unit Award Agreement	S-1	5/16/2025
10.20§	Circle Internet Group, Inc. Non-Employee Director Compensation Policy			X
19.1§	Circle Internet Group, Inc. Insider Trading Policy			X
21.1	List of subsidiaries			X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm for Circle Internet Group, Inc.			X
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm for Circle Reserve Fund			X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97§	Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted as in iXBRL and contained in Exhibit 101	X
+    Previously Filed
#    Portions of this exhibit have been omitted because they are both (i) not material and (ii) customarily and actually treated by the registrant as private or confidential.
†    Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the SEC upon request.
§    Indicates a management contract or compensatory plan.
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE INTERNET GROUP, INC.

Date: March 9, 2026	By:	/s/ Jeremy Fox-Geen
Name: Jeremy Fox-Geen
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2026.

Signature	Title
/s/ Jeremy Allaire	Chief Executive Officer (Principal Executive Officer and Chairman of the Board of Directors)
/s/ Tamara Schulz	Chief Accounting Officer (Principal Accounting Officer)
/s/ Rajeev Date	Lead Independent Director
/s/ Craig Broderick	Director
/s/ M. Michele Burns	Director
/s/ Bradley Horowitz	Director
/s/ Sean Neville	Director
/s/ Danita Ostling	Director
/s/ Adam Selipsky	Director

Jeremy Fox-Geen, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the Company.

CIRCLE INTERNET GROUP, INC.

Date: March 9, 2026	By:	/s/ Jeremy Fox-Geen
Name: Jeremy Fox-Geen
Title: Chief Financial Officer (Principal Financial Officer)