Form 10-Q
period 2026-03-31
Circle Internet Group, Inc.
filed 2026-05-11
CIK 1876042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to

CIRCLE INTERNET GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-42671	99-2840247
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 6, 2026, the registrant had outstanding 229,857,799, 18,718,231, and nil of shares of Class A, Class B, and Class C common stock, respectively, each with a par value of $0.0001.

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

•“canonically bridged USDC” refers to USDC that has been issued by Circle on one blockchain and then officially bridged to another via Circle-supported infrastructure.

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

•“onchain applications” are software applications that use digital assets and smart contracts and deliver services using blockchain networks.

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

•“secured overnight financing rate” or “SOFR” is a benchmark interest rate published by the Federal Reserve Bank of New York that reflects the cost of borrowing cash overnight collateralized with US Treasury securities.

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

•“USDC onchain transaction volume” consists of the sum of native USDC and canonically bridged USDC settled or processed across all natively supported blockchains, except Solana.

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,517,264	$1,526,046
Cash and cash equivalents segregated for corporate-held stablecoins	792,662	822,963
Cash and cash equivalents segregated for the benefit of stablecoin holders	76,893,681	75,067,932
Accounts receivable, net	72,168	62,866
Prepaid expenses and other current assets	326,800	321,660
Total current assets	79,602,575	77,801,467
Non-current assets:
Restricted cash	2,800	2,792
Investments	100,073	84,265
Fixed assets, net	22,520	22,791
Digital assets	84,217	86,515
Goodwill	265,742	265,742
Intangible assets, net	421,017	411,146
Deferred tax assets, net	11,285	11,110
Other non-current assets	26,549	27,379
Total assets	$80,536,778	$78,713,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$76,778,530	$74,912,567
Accounts payable and accrued expenses	262,215	360,609
Convertible debt, net of debt discount	—	36,821
Other current liabilities	14,637	18,398
Total current liabilities	77,055,382	75,328,395
Non-current liabilities:
Deferred tax liabilities, net	28,071	28,702
Other non-current liabilities	24,694	25,337
Total non-current liabilities	52,765	54,039
Total liabilities	$77,108,147	$75,382,434

(in thousands, except share information)	March 31, 2026	December 31, 2025
	(unaudited)
Commitments and contingencies (see Note 22)
Stockholders’ equity
Class A common stock ($0.0001 par value; 2.5 billion authorized as of March 31, 2026 and December 31, 2025; 228.9 million and 223.6 million issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	25	24
Class B common stock ($0.0001 par value; 500.0 million authorized as of March 31, 2026 and December 31, 2025; 18.7 million issued and outstanding as of March 31, 2026 and December 31, 2025)	2	2
Class C common stock ($0.0001 par value; 500.0 million authorized as of March 31, 2026 and December 31, 2025; nil issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Treasury stock at cost (4.6 million and 4.7 million shares held as of March 31, 2026 and December 31, 2025, respectively)	(2,683)	(2,721)
Additional paid-in capital	4,658,949	4,610,216
Accumulated deficit	(1,237,456)	(1,292,709)
Accumulated other comprehensive income	8,367	14,515
Total stockholders' equity attributable to common stockholders	3,427,204	3,329,327
Noncontrolling interests	1,427	1,446
Total stockholders’ equity	3,428,631	3,330,773
Total liabilities and stockholders’ equity	$80,536,778	$78,713,207

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share information)	Three Months Ended March 31,
	2026	2025
Revenue and reserve income
Reserve income	$652,508	$557,911
Other revenue	41,625	20,662
Total revenue and reserve income	694,133	578,573
Distribution, transaction and other costs
Distribution and transaction costs	405,402	347,312
Other costs	1,379	335
Total distribution, transaction and other costs	406,781	347,647
Operating expenses
Compensation expenses	138,127	75,620
General and administrative expenses	57,261	30,684
Depreciation and amortization expenses	26,767	13,880
IT infrastructure costs	12,722	7,672
Marketing expenses	6,617	3,860
Digital assets losses (gains)	856	6,270
Total operating expenses	242,350	137,986
Operating income from continuing operations	45,002	92,940
Other income (expense), net	11,683	(3,103)
Net income from continuing operations before income taxes	56,685	89,837
Income tax expense (benefit)	1,439	25,046
Net income from continuing operations	55,246	64,791
Less: Net loss attributable to noncontrolling interests	(7)	—
Net income attributable to common stockholders	$55,253	$64,791

Earnings per share attributable to common stockholders:
Basic	$0.23	$0.00
Diluted	$0.21	$0.00

Weighted-average common shares used to compute earnings per share attributable to common stockholders:
Basic	244,038	57,966
Diluted	266,687	75,650
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)	Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$55,253	$64,791
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(6,172)	1,809
Unrealized (loss) gain on convertible notes – credit risk, net of tax	—	(84)
Total other comprehensive income (loss), net of tax	(6,172)	1,725
Less: other comprehensive loss attributable to noncontrolling interests	(24)	—
Total other comprehensive income (loss) attributable to common stockholders	(6,148)	1,725
Comprehensive income attributable to common stockholders	$49,105	$66,516
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (unaudited)

	Temporary Equity		Permanent Equity
(In thousands)	Redeemable Convertible Preferred Stock		Class A common Stock		Class B common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	228,286	$24	18,665	$2	4,692	$(2,721)	$4,610,216	$(1,292,709)	$14,515	$1,446	$3,330,773
Issuance of common stock upon exercise of stock options	—	—	2,483	1	60	—	—	—	14,411	—	—	—	14,412
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,688	—	60	—	—	—	(80,453)	—	—	—	(80,453)
Issuance of common stock upon exercise of warrants, net of provision for warrants in common stock	—	—	525	—	—	—	—	—	4,659	—	—	—	4,659
Re-issuance of treasury stock to Circle Foundation	—	—	—	—	—	—	(67)	38	7,699	—	—	—	7,737
Conversion of Class B common stock to Class A common stock	—	—	70	—	(70)	—	—	—	—	—	—	—	—
Conversion of convertible debt, net	—	—	465	—	—	—	—	—	39,382	—	—	—	39,382
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	37	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	61,279	—	—	—	61,279
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(6,148)	(24)	(6,172)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	(12)	—	—	12	—
Other	—	—	—	—	—	—	—	—	1,768	—	—	—	1,768
Net income	—	—	—	—	—	—	—	—	—	55,253	—	(7)	55,246
Balance at March 31, 2026	—	$—	233,554	$25	18,715	$2	4,625	$(2,683)	$4,658,949	$(1,237,456)	$8,367	$1,427	$3,428,631
Balance at December 31, 2024	139,762	$1,139,765	61,313	$6	—	$—	4,960	$(2,877)	$1,792,969	$(1,223,213)	$3,644	$—	$570,529
Issuance of common stock upon exercise of stock options	—	—	1,009	—	—	—	—	—	642	—	—	—	642
Issuance of common stock and preferred stock upon exercise of warrants	45	737	1,130	—	—	—	—	—	854	—	—	—	854
Warrants in common stock	—	—	—	—	—	—	—	—	1,064	—	—	—	1,064
Issuance of common stock in connection with acquisitions	—	—	3,857	—	—	—	—	—	89,919	—	—	—	89,919
Stock-based compensation	—	—	—	—	—	—	—	—	15,440	—	—	—	15,440
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	1,725	—	1,725
Net income	—	—	—	—	—	—	—	—	—	64,791	—	—	64,791
Other	—	—	—	—	—	—	—	—	—	12	—	—	12
Balance at March 31, 2025	139,807	$1,140,502	67,310	$6	—	$—	4,960	$(2,877)	$1,900,888	$(1,158,410)	$5,369	$—	$744,976

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$55,246	$64,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,767	13,880
Realized and unrealized losses (gains) on digital assets	9,796	14,376
Change in fair value of convertible debt, warrant liability, and embedded derivatives	4,136	2,382
Digital assets received for services	(7,234)	(4,500)
Equity securities received for services	(29)	—
Deferred taxes	651	(1,250)
Realized and unrealized losses (gains) on strategic investments	(5,364)	156
Losses on sale of long-lived assets	—	12
Stock-based compensation	51,836	12,716
Charitable contributions to Circle Foundation	7,737	—
Foreign currency remeasurement (gains) losses	(5,394)	900
Provision for warrants in common stock	4,659	1,064
Other non-cash items	2,572	1,129
Changes in operating assets and liabilities:
Accounts receivable	(12,602)	(5,353)
Prepaid expenses and other current assets	(4,645)	(47,792)
Accounts payable and accrued expenses	(101,447)	6,421
Other current liabilities	(5,609)	(2,339)
Net cash provided by operating activities	21,076	56,593
Cash flows from investing activities
Sale and return of investments	556	13
Purchase of investments	(10,785)	(338)
Business combinations, net of cash acquired	—	(7,440)
Proceeds from sale of digital assets	—	79
Capitalization of software development costs	(15,603)	(11,675)
Purchase of long-lived assets	(9,356)	(5,864)
Net cash used in investing activities	(35,188)	(25,225)
Cash flows from financing activities
Net changes in deposits held for stablecoin holders	1,856,322	16,263,409
Payment of withholding taxes on settlement of restricted stock units	(80,151)	—
Proceeds received from Employee Stock Purchase Plan	1,045	—
Payment of deferred offering costs	(365)	—
Capitalized transaction costs	—	(952)
Proceeds from exercise of stock options	14,412	642
Net cash provided by financing activities	1,791,263	16,263,099

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Three Months Ended March 31,
	2026	2025
Effect of exchange rate changes on cash and cash equivalents, restricted and segregated cash	9,523	6,582
Net increase in cash and cash equivalents, restricted and segregated cash	1,786,674	16,301,049
Cash and cash equivalents, restricted and segregated cash at the beginning of the period	77,419,733	44,967,604
Cash and cash equivalents, restricted and segregated cash at the end of the period	$79,206,407	$61,268,653
Cash and cash equivalents, restricted and segregated cash consisted of the following:
Cash and cash equivalents	$1,517,264	$848,606
Restricted cash	2,800	3,584
Cash and cash equivalents segregated for corporate-held stablecoins	792,662	274,539
Cash and cash equivalents segregated for the benefit of stablecoin holders	76,893,681	60,141,924
Total cash and cash equivalents, restricted and segregated cash	$79,206,407	$61,268,653
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,282	$775
Cash paid for interest	$216	$180
Supplemental schedule of non-cash activities
Capitalized stock-based compensation expense related to internally developed software	$9,443	$2,737
Purchases of long-lived assets included in accounts payable and accrued expenses	$(365)	$—
Non-cash purchase of long-lived assets	$(200)	$—
Non-cash purchase of investments and digital assets	$(700)	$(150)
Conversion of convertible debt	$39,382	$—
Re-issuance of treasury stock to Circle Foundation	$7,737	$—
Net changes in stablecoins receivable	$—	$7,000
Net changes in the purchase and redemption of digital financial assets	$706	$(12,162)
Non-cash consideration for acquisitions	$(1,150)	$(89,919)
Unrealized (loss) gain on convertible notes - credit risk, net of tax	$—	$(84)

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
These unaudited Condensed Consolidated Financial Statements include the accounts of Circle Internet Group, Inc. (“Circle Group”) and its subsidiaries in which we have a controlling financial interest (together, “Circle,” the “Company,” “we,” “us,” or “our”).
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
In connection with the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, effective June 6, 2025 (the “Charter”), which authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of March 31, 2026.

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

2. Summary of significant accounting policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. Accordingly, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026.
There have been no changes to our significant accounting policies described in the audited Consolidated Financial Statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K that have had a material impact on our unaudited Condensed Consolidated Financial Statements and accompanying notes. The Company consolidates entities in which it has a controlling financial interest. All intercompany balances and transactions have been eliminated on consolidation.
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited Condensed Consolidated Financial Statements taken as a whole and had no impact on previously reported total assets, total liabilities and net income.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and disclosures in the accompanying notes.
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
Cash and Cash Equivalents
Cash and cash equivalents are cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. The Company holds certain U.S. Treasury securities included in Cash and cash equivalents and accounts for them as financial assets under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the securities. As of March 31, 2026 and December 31, 2025, U.S. Treasury securities included in Cash and cash equivalents were $10.1 million and nil, respectively. Changes in the fair value of these U.S. Treasury securities are included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Operations.

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
The Company accounts for the Fund as a financial asset under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the Fund. The shares of the Fund would otherwise be accounted for under the equity method pursuant to ASC 323, Equity Method and Joint Ventures, if the Company had not elected the fair value option. The Company measures fair value at the Fund’s net asset value per share. As of March 31, 2026 and December 31, 2025, balances held in the Fund included in Cash and cash equivalents segregated for the benefit of stablecoin holders were $66.5 billion and $66.3 billion, respectively, and the Fund has maintained a net asset value of $1.00 per share for all periods presented. In connection with the Fund, dividends receivable are included in Prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheets and dividend income is included in Reserve income in the unaudited Condensed Consolidated Statements of Operations.
Digital Assets
The Company receives, purchases, utilizes, and sells digital assets in the ordinary course of business and holds certain digital assets as investments. Digital assets are measured at fair value based on quoted market prices in active markets. If no quoted market price is available, digital assets are measured at fair value using a cost approach or other comparable approach. Changes in fair value of digital assets held in the ordinary course of business are recognized in Digital assets losses (gains) in the unaudited Condensed Consolidated Statements of Operations. Changes in fair value of digital assets held as investments are recognized in Other income (expense), net in the unaudited Condensed Consolidated Statements of Operations. Gains and losses upon sale of digital assets are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets. These realized gains and losses on digital assets held in the ordinary course of business are recorded to Digital assets losses (gains), and realized gains and losses on digital assets held as investments are recorded to Other income (expense), net.

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
As of March 31, 2026 and December 31, 2025, the Company’s eligible liquid assets, which consist of cash and cash equivalents, were greater than the aggregate amount of custodial funds due to stablecoin holders.
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
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is higher than the stock price on the first day of the offering period. The grant date of the initial offering period is March 5, 2026 and will end on September 4, 2026. Subsequent offering periods will be six months in length, from September 5 to March 4 and from March 5 to September 4 each year.
The Company recognizes stock-based compensation expense, net of estimated forfeitures, using a fair-value based method for costs related to all equity awards issued under the equity incentive plans, including options and RSUs granted to employees, directors, and non-employees. Stock-based compensation expense is recognized and included in Compensation expenses in the unaudited Condensed Consolidated Statements of Operations.
The Company estimates the fair value of stock options and ESPP with only service-based conditions on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of the stock option and ESPP shares is expensed over the related service period which is typically the vesting period and the straight-line method is used for expense attribution. The model requires management to make a number of assumptions, including the fair value of our underlying common stock for options granted prior to the IPO, expected volatility of our underlying common stock, expected term of the stock option, risk-free interest rate, and expected dividend yield. The expected term of the stock option and ESPP is based on the average period the stock option and ESPP is expected to remain outstanding based on the stock option’s and ESPP's vesting and contractual terms. The estimated forfeiture rate is based on accumulated historical forfeiture data. The Company evaluates the assumptions used to value stock awards quarterly.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances income tax disclosures, including more detailed requirements related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction, among other items. The Company adopted ASU 2023-09 retrospectively effective for the year ended December 31, 2025. The adoption has only impacted annual disclosures.
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

Circle SBI Japan K.K.
In November 2025, Circle and SBI Holdings, Inc., (“SBI”), a third-party, each contributed Japanese Yen worth approximately $1.5 million to Circle SBI Japan K.K. (“Circle Japan”), an entity established to provide support in the distribution of USDC in Japan. The Company owns a 50% interest in Circle Japan and controls the variable interest entity as it has the power to direct the activities that most significantly affect the entity and it has the obligation to absorb losses and the right to receive benefits that could be significant to the entity. Therefore, the Company consolidates the assets and liabilities, which primarily consist of cash. There have been no significant operating results to date. SBI's equity interest and its attribution of net income and losses in Circle Japan are presented as noncontrolling interest in the unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. Noncontrolling interests are adjusted for the proportionate share of additional contributions and distributions, earnings or losses, and other comprehensive income or loss.
Malachite
In August 2025, the Company acquired Malachite, a core software component that enables blockchain networks to automatically reach agreement on the validity of transactions, from Informal Systems Inc. for total consideration of $15.0 million consisting of $3.0 million in cash and $12.0 million of shares of Class A common stock. The shares of Class A common stock will primarily be paid in three installments over a period of two years and based on the average closing price of the Company’s shares over a period of 20 trading days prior to each payment. Each payment will also be subject to certain customary adjustments. The obligation to deliver a variable number of shares for a predominantly fixed monetary amount represents a liability, and upon closing of the acquisition the Company recorded $7.8 million and $4.2 million to Other current liabilities and Other non-current liabilities, respectively, of which $2.4 million was paid as of March 31, 2026. The acquisition was accounted for as an asset acquisition, and substantially all of the fair value of the net assets acquired was attributable to intangible assets which are amortized over a period of two years from the time they were placed in service.
4. Leases
The Company leases facilities under non-cancelable operating leases. In addition to fixed monthly lease payments, the Company is required to pay operating expenses and real estate taxes for certain of these facilities.
The components of lease cost were as follows (in thousands):

Table 4.1. Lease Cost
	Three months ended March 31,
	2026	2025
Operating lease cost	$830	$838
Short-term lease cost	$224	$167
Supplemental balance sheet information related to leases is as follows (in thousands):

Table 4.2. Details of Lease Right-of-use Assets and Liabilities
	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$13,980	$14,127

Operating lease liabilities - current	2,947	2,686
Operating lease liabilities - non-current	11,815	11,978
Total operating lease liabilities	$14,762	$14,664

Operating lease liabilities are included in Other current liabilities and Other non-current liabilities on the unaudited Condensed Consolidated Balance Sheets, while operating lease right-of-use assets are included in Other non-current assets on the unaudited Condensed Consolidated Balance Sheets.
Weighted-average lease terms and discount rates are as follows:

Table 4.3. Weighted-average Lease Terms and Discount Rates
	March 31, 2026	December 31, 2025
Weighted-average remaining lease term	7.2 years	7.4 years
Weighted-average discount rates	13.5%	13.4%
Maturities of lease liabilities under operating leases are as follows (in thousands):

Table 4.4. Maturities of Lease Liabilities
Years ending December 31,
2026 (remaining 9 months)	$2,505
2027	3,154
2028	2,787
2029	3,058
2030	3,119
Thereafter	8,825
Total lease payments	23,448
Less: imputed interest	8,686
Total lease liabilities	$14,762

5. Intangible assets, net
Intangible assets, net
The useful life of the Company’s finite-lived acquired intangible assets is as follows:

Table 5.1. Acquired Intangible Assets Useful Life
Acquired intangible assets	Useful life (years) at acquisition
Developed technology	2	~	6
Customer relationships	2
Regulatory licenses	5
Patents and trade name	2	~	17
Intangible assets consists of the following (in thousands):

Table 5.2. Details of Intangible Assets, net
As of March 31, 2026	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$304,725	$(185,138)	$119,587	1.4
Acquired intangible assets	48,309	(13,709)	34,600	2.7
Total amortizing intangible assets	$353,034	$(198,847)	$154,187
Indefinite-lived intangible assets
Acquired intangible assets	266,830	—	266,830
Total intangible assets, net	$619,864	$(198,847)	$421,017

As of December 31, 2025	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$279,472	$(161,666)	$117,806	1.5
Acquired intangible assets	38,109	(11,599)	26,510	3.0
Total amortizing intangible assets	$317,581	$(173,265)	$144,316
Indefinite-lived intangible assets
Acquired intangible assets	266,830	—	266,830
Total intangible assets, net	$584,411	$(173,265)	$411,146
Acquired intangible assets include certain technology that enhances cross-chain interoperability which was acquired from Interop Labs Inc. and Rapidx Labs, Inc. in January 2026 for total consideration of $10.0 million. The acquisition was accounted for as an asset acquisition, resulting in the recognition of intangible assets which are amortized over a period of two years.
Amortization expense of intangible assets consists of the following (in thousands):

5.3. Details of Amortization Expense of Intangible Assets
	Three months ended March 31,
	2026	2025
Amortization expense on internally developed software	$23,662	$12,116
Amortization expense on acquired intangible assets	2,110	1,350
Total amortization expense of intangible assets	$25,772	$13,466

The expected future amortization expense for intangible assets is as follows (in thousands):

Table 5.4. Future Amortization Expense of Intangible Assets
Years ending December 31,
2026 (remaining 9 months)	$78,977
2027	65,740
2028	7,919
2029	125
2030	125
Thereafter	1,301
Total amortization expense	$154,187
6. Fixed assets, net
The following table presents our major categories of fixed assets, net (in thousands):

Table 6.1. Details of Fixed Assets, net
	March 31, 2026	December 31, 2025
Computers & equipment	$6,518	$5,815
Leasehold improvements	20,098	20,102
Other	4,112	4,113
Total fixed assets	30,728	30,030
Less: accumulated depreciation	(8,208)	(7,239)
Total fixed assets, net	$22,520	$22,791
Depreciation expense was $1.0 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, which is included within Depreciation and amortization expense on the unaudited Condensed Consolidated Statements of Operations.
7. Digital assets
The composition of digital assets included the following (in thousands, except quantity):

Table 7.1. Details of Digital Assets
	March 31, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Canton Coin	391,371,628	$17,138	$58,964	367,760,063	$13,612	$56,028
Bitcoin	74	2,286	5,019	73	2,255	6,409
Sui	3,980,799	8,775	3,494	3,838,405	8,599	5,385
Ether	1,747	4,525	3,673	1,747	4,529	5,188
Other digital assets(1)	n.m.	30,649	13,067	n.m.	26,880	13,505
Total digital assets		$63,373	$84,217		$55,875	$86,515
(1) Includes other digital asset balances, none of which individually represented more than 10% of the fair value of the total digital assets.
n.m.= not meaningful

Digital assets losses (gains) consists of the following (in thousands):

Table 7.2. Digital assets losses (gains)
	Three months ended March 31,
	2026	2025
(Gains)/losses on disposals of digital assets	$—	$(23)
Unrealized (gains)/losses on changes in fair value of digital assets	856	6,293
Total	$856	$6,270
8. Investments
Strategic investments
The Company holds strategic investments in privately held companies as a part of the Company’s strategy to build partnerships across the digital asset ecosystem. The Company also receives certain equity instruments as consideration for services. The Company does not have the ability to exercise significant influence over operating and financial policies of these investments. The carrying amount of these investments was $100.1 million and $84.3 million as of March 31, 2026 and December 31, 2025, respectively, which are included in Investments on the unaudited Condensed Consolidated Balance Sheets. The Company primarily records these investments at cost adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment, referred to as the measurement alternative.
The Company’s investments carried under the measurement alternative are recorded at fair value on a non-recurring basis in periods after initial recognition. Investments carried at fair value under the measurement alternative are classified within Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. Any subsequent changes in value of these investments will be included as a part of Other income (expense), net in the unaudited Condensed Consolidated Statements of Operations.
The changes in the carrying value of equity investments carried under the measurement alternative along with investments in limited partnerships and certain forward contracts to purchase a specified quantity of equity shares in private companies are presented below (in thousands):

Table 8.1. Changes in the Carrying Value of Equity Investments under Measurement Alternative
Balance as of December 31, 2025	$78,508
Net investments and returns in privately held companies	12,471
Upward adjustments	6,490
Downward adjustments	(951)
Realized gains (losses) and impairments	(161)
Balance as of March 31, 2026(1)	$96,357
(1)Excludes $3.7 million of strategic investments not accounted for under the measurement alternative as of March 31, 2026.

Balance as of December 31, 2024	$68,229
Net investments and returns in privately held companies	2,050
Upward adjustments	879
Downward adjustments	(1,229)
Realized gains (losses) and impairments	34
Balance as of March 31, 2025(1)	$69,963
(1) Excludes $7.6 million of strategic investments not accounted for under the measurement alternative as of March 31, 2025.

9. Derivatives and embedded derivatives
The Company enters into certain strategic investments in the form of forward contracts to purchase a specified quantity of digital assets. Certain of these contracts are accounted for as derivatives or investments with embedded derivatives, and we account for these derivatives and embedded derivatives within Investments on the unaudited Condensed Consolidated Balance Sheets. The derivatives and bifurcated embedded derivatives are marked to market through Other income (expense), net in the unaudited Condensed Consolidated Statements of Operations. Embedded derivatives are presented together with the respective host contract on the unaudited Condensed Consolidated Balance Sheets.
The Company enters into certain agreements with customers to receive digital assets as non-cash consideration for services. These arrangements are hybrid instruments, consisting of a receivable host instrument with an embedded derivative based on the changes in the fair value of the underlying digital asset until receipt. Such feature is bifurcated and marked to market through Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Embedded derivatives are presented together with the respective host contract within Accounts receivable, net on the unaudited Condensed Consolidated Balance Sheets.
The fair value of the Company’s derivatives and embedded derivatives are as follows (in thousands):

Table 9.1. Fair Value of Derivative and Embedded Derivative Assets and Liabilities
	March 31, 2026	December 31, 2025
Investments - embedded derivatives	$161	$899
Investments - derivatives	$461	$473
Accounts receivable, net - embedded derivatives	$19,174	$19,942
The following table summarizes notional amounts related to derivatives and embedded derivatives (in thousands):

Table 9.2. Notional Amounts of Derivative and Embedded Derivative Assets and Liabilities
	March 31, 2026	December 31, 2025
Investments - embedded derivatives	$1,414	$1,153
Investments - derivatives	$506	$582
Accounts receivable, net - embedded derivatives	$4,000	$4,000
Gains (losses) on derivatives and embedded derivatives included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Operations are as follows (in thousands):

Table 9.3. Gains (losses) on Derivatives and Embedded Derivatives
	Three months ended March 31,
	2026	2025
Accounts receivable, net - embedded derivatives	$(1,161)	$(976)
Investments - derivatives and embedded derivatives	$(417)	$(5,340)

10. Fair value measurements
Recurring fair value measurements
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis. The carrying amounts of certain financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Table 10.1. Fair Value Hierarchy
(in thousands)	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$67,596,121	$—	$—	$67,483,506	$—	$—
Digital assets	84,217	—	—	86,515	—	—
Digital financial assets	1,248	—	—	542	—	—
Investments - derivatives and embedded derivatives(2)(3)	—	622	—	—	1,372	—
Accounts receivable, net - embedded derivatives(4)	—	19,174	—	—	19,942	—
Total assets	$67,681,586	$19,796	$—	$67,570,563	$21,314	$—
Liabilities
Convertible debt, net of debt discount	$—	$—	$—	$—	$—	$36,821
Total liabilities	$—	$—	$—	$—	$—	$36,821
(1) Included $66.5 billion and $66.3 billion of Circle Reserve Fund as of March 31, 2026 and December 31, 2025, respectively, and $10.1 million and nil of U.S. Treasury securities as of March 31, 2026 and December 31, 2025, respectively.
(2) The fair value measurement is based on the quoted market price of the underlying digital asset.
(3) Excluded the host contract balance of $1.4 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively.
(4) Excluded the host contract balance of $4.0 million as of March 31, 2026 and December 31, 2025 .
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

Warrant liability
The Company had issued warrants convertible into Series E preferred stock at a price of $16.23 per share. The warrants were classified as a non-current liability and were fair valued using a probability weighted model based on the fair value of the Company’s common stock at the balance sheet date. The Company revalued the warrants at each reporting period and recorded the change in fair value in the unaudited Condensed Consolidated Statements of Operations. On February 20, 2025, the Company issued an aggregate of 45 thousand shares of Series E preferred stock to the warrant holders upon the cashless exercise of those warrants which were subsequently converted one-for-one to Class A common stock upon completion of the IPO. The changes in carrying value of warrant liability is reflected in the following table (in thousands):

Table 10.2. Changes in Carrying Value of Warrant Liability
Balance as of December 31, 2024	$1,591
Warrants exercised	(1,591)
Balance as of March 31, 2025	$—

Convertible debt, net of debt discount
On March 1, 2019, the Company issued a convertible note in connection with an acquisition. The note had an original par value of $24.0 million, a 2.9% interest rate, and matured on March 1, 2026. The note was convertible into Series E preferred stock prior to the IPO, and is convertible into Class A common stock after the IPO. In October 2025, certain holders of the Company’s convertible notes converted their principal and accrued interest balance of $11.0 million into approximately 675 thousand shares of Class A common stock at a conversion rate of $16.23 per share. In January 2026, the remaining holders of the Company’s convertible notes converted their principal and accrued interest balance of $7.5 million into approximately 465 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in January 2026 was approximately $39.4 million, substantially all of which was recorded to additional paid-in capital upon conversion. The Company elected the fair value option for recording this note. We measured the fair value of our convertible debt using the probability weighted “as converted” model. The change in fair value of the note is recorded in Other income (expense), net in the unaudited Condensed Consolidated Statements of Operations. The changes in carrying value of convertible debt, net of debt discount are reflected in the following tables (in thousands):

Table 10.3. Changes in Carrying Value of Convertible Debt
Balance as of December 31, 2025	$36,821
Net discount on convertible notes	—
Capitalized interest	—
Fair value adjustment	2,558
Fair value adjustment – credit risk	—
Conversion of convertible notes	(39,379)
Balance as of March 31, 2026	$—

Balance as of December 31, 2024	$40,717
Net discount on convertible notes	206
Capitalized interest	334
Fair value adjustment	(3,934)
Fair value adjustment – credit risk	91
Balance as of March 31, 2025	$37,414
The following significant unobservable inputs were used in the valuation:

Table 10.4. Significant Unobservable Inputs
	March 31, 2026	December 31, 2025
Discount rate	—%	8.0%
Volatility	—%	44.8%
Risk-free rate	—%	3.7%
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

11. Revenue recognition
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue by major product and service (in thousands):

Table 11.1. Revenue by Product and Service
	Three months ended March 31,
	2026	2025
Reserve income	$652,508	$557,911
Other revenue:
Subscription and services	$34,861	$17,488
Transaction revenue	6,730	2,849
Other	34	325
Total other revenue	41,625	20,662
Total revenue and reserve income	$694,133	$578,573
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
Other revenue
Other revenue generally consists of revenues generated from services that increase the utility of Circle Digital Assets and related transactions. The components of other revenue primarily include revenues from subscription and services, transaction revenues, and other revenues.
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

Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue are reflected in the following table (in thousands):

Table 11.2. Changes in Deferred Revenue
Balance at December 31, 2025	$11,512
Deferred revenue billed in the current period, net of recognition	2,087
Revenue recognized that was included in the beginning period	(7,609)
Balance at March 31, 2026	$5,990

Balance at December 31, 2024	$13,390
Deferred revenue billed in the current period, net of recognition	9,456
Revenue recognized that was included in the beginning period	(9,845)
Balance at March 31, 2025	$13,001
12. Other income (expense), net
The following table presents our major categories of Other income (expense), net (in thousands):

Table 12.1. Other income (expense), net
	Three months ended March 31,
	2026	2025
Gains (losses) on digital assets and other investments, net	$(3,576)	$(8,263)
Interest income on corporate balances	13,709	7,965
Changes in fair value of convertible debt, warrant liability, embedded derivatives and U.S. Treasury securities	(4,108)	(2,382)
Interest expense and amortization of discount	(38)	(335)
Foreign currency exchange gain (loss)	5,121	(539)
Other, net	575	451
Total Other income (expense), net	$11,683	$(3,103)
13. Income taxes
For the three months ended March 31, 2026 and 2025, the Company recorded consolidated income tax expense from continuing operations of $1.4 million and $25.0 million, respectively, which represent effective tax rates of 2.5% and 27.9%, respectively.
The Company’s income tax expense and effective tax rate can fluctuate period to period based on the levels of net income before income taxes, the mix of profits earned in various tax jurisdictions with differing statutory tax rates, the magnitude of non-deductible items and tax credits, changes in valuation allowances, and the impact of discrete items.
The income tax expense for the three months ended March 31, 2026, reflects the mix of earnings across U.S. and non-U.S. jurisdictions. Income taxes were significantly reduced by tax benefits from stock-based compensation, partially offset by discrete tax expense items, including certain prior-period tax adjustments recognized during the period, and valuation allowances against U.S. deferred tax assets.

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
Convertible debt, net of debt discount
In March 2019, the Company issued a convertible promissory note in connection with an acquisition. Pursuant to the note agreement, the Company agrees to pay the holders the principal amount together with any interest on the unpaid principal balance for the note beginning on the date of the agreement. The note had an original principal amount of $24.0 million and was convertible into Series E preferred stock subject to the conversion provisions in the agreement. Subsequent to the IPO, the note is convertible into Class A common stock at a conversion rate of $16.23. The note matured on March 1, 2026, unless earlier converted, and has an annual interest rate of 2.9% due annually in arrears on the last day of each calendar year. The Company has elected the fair value option for recording its convertible notes on the unaudited Condensed Consolidated Balance Sheets, which are recorded at a net discount on acquisition date. The debt discount is amortized and included in Other income (expense), net in the unaudited Condensed Consolidated Statements of Operations. The change in fair value of the convertible notes is included in Other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations.
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
In January 2026, the remaining holders of the Company’s convertible notes converted their principal and accrued interest balance of $7.5 million into approximately 465 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in January 2026 was approximately $39.4 million, substantially all of which was recorded to additional paid-in capital upon conversion.
The fair value of outstanding convertible notes was nil and $36.8 million as of March 31, 2026 and December 31, 2025, respectively, and are reflected as Convertible debt, net of debt discount on the unaudited Condensed Consolidated Balance Sheets.
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
The Charter authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of March 31, 2026.

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
Stock Plans
As of March 31, 2026, there were 27.2 million shares of Class A common stock and Class B common stock subject to issued and outstanding stock options and RSUs under the stock award plans, and 1.2 million shares of Class A common stock issuable in connection with business combinations. In addition, under the stock award plans and the ESPP, there were 37.0 million shares and 8.1 million shares, respectively, of Class A common stock available for future issuance.
Warrants
In April 2023, the Company entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. The fair value of the warrants, approximately $80.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of ten years, a dividend yield of zero, volatility of 44%, and a risk-free rate of 3.45%. The warrants will be expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three months ended March 31, 2026 and 2025. As of March 31, 2026, 3.4 million of these warrants have expired, and none of the common shares associated with the remaining warrants have been exercised or forfeited.
In August 2023, the Company entered into an agreement with a digital asset exchange to grant warrants to purchase up to 3.6 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $25.09 per share. They expire five years from the grant date and the vesting of the warrants is subject to a performance condition. The fair value of the warrants, approximately $43.9 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of five years, a dividend yield of zero, volatility of 51%, and a risk-free rate of 4.38%. The warrants will be expensed over the requisite service period if and when the achievement of the performance condition is probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three months ended March 31, 2026 and 2025. As of March 31, 2026, the performance condition had not been met, and none of the common shares associated with these warrants have been exercised, forfeited, or expired.
In December 2024, the Company entered into an agreement with a commercial counterparty which included the issuance of warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants vest based upon the achievement of certain performance conditions to be achieved within a three-year period for the benefit of the Company. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The fair value of the warrants, approximately $56.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of six years, a dividend yield of zero, volatility of 53%, and a risk-free rate of 4.43%. The warrants are expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There was $4.7 million and $1.1 million in distribution and transaction costs related to the warrants for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, 1.0 million of these warrants have vested, and the counterparty elected to exercise 0.7 million of the warrants during the three months ended March 31, 2026 resulting in the net issuance of approximately 0.5 million shares of Class A common stock. As of March 31, 2026, none of the common shares associated with these warrants have been forfeited or expired.

Donations to Circle Foundation
In March 2025, the Company’s board of directors approved the reservation of up to 2,682,392 shares of Class A common stock, which represented approximately 1% of our capital stock on the date it was approved by our board of directors. The shares may be issued to or for the benefit of the Circle Foundation, a donor-advised fund, in installments over 10 years.
In March 2026, the Company re-issued 67,060 shares of Treasury stock reserved for the benefit of the Circle Foundation. As a result of this equity contribution, the Company recorded a charge of $7.7 million to General and administrative expenses within the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.
16. Redeemable convertible preferred stock
In connection with the IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our Class A common stock on a one-to-one basis and their carrying value of $1.1 billion was reclassified into stockholders’ equity. As such, there were no shares of redeemable convertible preferred stock issued and outstanding following the completion of the Company's IPO in June 2025.
Following is a presentation of the key characteristics and shares for each class of the Company’s preferred stock as of March 31, 2025.

Table 16.1. Details of Preferred Stocks
Preferred stock class	Issue Date	Issue price	Conversion price	Liquidation preference	Shares issued (in thousands)
Series A	8/22/2013	$0.27	$0.27	$0.27	33,621
Series B	2/26/2014	$0.97	$0.97	$0.97	17,586
Series C	4/10/2015	$2.17	$2.17	$2.17	18,445
Series D	5/17/2016	$2.76	$2.76	$2.76	23,203
Series E	Various	$16.23	$16.23	$16.23	37,436
Series F	5/9/2022	$42.14	$42.14	$42.14	9,516
17. Stock-based compensation
Stock-based compensation expense was $51.8 million and $12.7 million for the three months ended March 31, 2026 and 2025, respectively. The capitalized stock-based compensation expense related to internally developed software was $9.4 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.
Stock options
Granted stock options generally have 10-year terms and have vesting periods ranging from 12 months to 48 months.
A summary of outstanding stock options activities for the three months ended March 31, 2026 and 2025 is presented below:

Table 17.1. Summary of Outstanding Stock Options Activities
	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	13,450	$11.36	4.2	$919,115
Options exercised	(2,543)	5.67
Balance as of March 31, 2026	10,907	$12.68	4.2	$906,000
Exercisable at March 31, 2026	10,348	$10.97	4.0	$874,255

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	22,751	$8.48	5.5	$522,900
Options exercised	(1,009)	0.64
Options forfeited	(93)	20.63
Balance as of March 31, 2025	21,649	$8.79	5.3	$462,946
Exercisable at March 31, 2025	20,145	$7.49	5.1	$455,317
As of March 31, 2026, unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested stock options that are expected to vest was $9.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.
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
A summary of RSUs activities for the three months ended March 31, 2026 and 2025 is as follows:

Table 17.2. Summary of Restricted Stock Units Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2025	14,711	$35.16
RSUs granted	4,853	$69.61
RSUs vested	(2,828)	$32.65
RSUs forfeited	(435)	$39.79
Balance as of March 31, 2026	16,301	$45.73

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	19,943	$30.85
RSUs granted	5,811	$31.16
RSUs vested	(1)	$27.81
RSUs forfeited	(423)	$30.23
Balance as of March 31, 2025	25,330	$30.93
As of March 31, 2026, unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested RSUs that are expected to vest was $424.9 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Shares issued for business combinations
The Company has issued the following common shares for the purchase of common shares subject to forfeiture based on certain service conditions in connection with its acquisitions. These shares were issued to the employees of the acquired businesses and are valued based on the fair value of the Company’s common shares at the acquisition date. The Company records stock-based compensation expenses over the requisite service period, with an increase to additional paid-in capital. The shares issued for business combinations are subject to forfeiture based on service conditions through various dates over a four-year period from their respective acquisition dates.

Table 17.3. Summary of Shares Issued for Business Combinations Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2025	1,744	$33.75
Shares vested	(520)	$31.16
Balance as of March 31, 2026	1,224	$34.84

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	548	$47.82
Shares issued	1,473	31.16
Shares forfeited	(6)	47.82
Balance as of March 31, 2025	2,015	$35.64

As of March 31, 2026 unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested shares and warrants issued for business combinations that are expected to vest was $31.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.
ESPP
The Company's ESPP became effective on June 4, 2025, with the grant date of the initial offering period beginning on March 5, 2026. Refer to Note 2 for additional details regarding the Company's ESPP.
As of March 31, 2026, $1.0 million has been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions. As of March 31, 2026, there was approximately $1.9 million of unrecognized stock-based compensation cost net of estimated forfeitures related to the ESPP, which is expected to be recognized over a remaining period of 0.4 years.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model. The weighted average assumptions utilized in the valuation of ESPP purchase rights are presented below:

Table 17.4. ESPP Valuation Assumptions
March 31,
2026
Risk-free interest rate	3.65%
Expected term (years)	0.5
Expected volatility	49.33%
Expected annual dividend	—

18. Earnings per share
The computation of earnings per share is as follows (in thousands, except per share amounts):

Table 18.1. Earnings per share
	Three months ended March 31,
	2026	2025
Net income from continuing operations	$55,246	$64,791
Less: Net loss attributable to noncontrolling interests	(7)	—
Net income attributable to common stockholders	$55,253	$64,791

Net income attributable to common stockholders	$55,253	$64,791
Less: Dividend preference on preferred shares	—	(64,791)
Net income available to common stockholders - basic	$55,253	$—

Net income attributable to common stockholders	$55,253	$64,791
Less: Changes in fair value of convertible debt and warrant liability	—	(2,345)
Less: Dividend preference on preferred shares	—	(62,446)
Net income available to common stockholders - diluted	$55,253	$—

Weighted-average common shares – basic	244,038	57,966
Add: Weighted-average effect of dilutive securities	22,649	17,684
Weighted-average common shares – diluted	266,687	75,650

Earnings per common share attributable to common stockholders:
Basic earnings per common share	$0.23	$0.00
Diluted earnings per common share	$0.21	$0.00
The outstanding securities that were excluded from the computation of diluted earnings per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

Table 18.2. Potentially Dilutive Securities
	Three months ended March 31,
	2026	2025
Redeemable convertible preferred stock	—	139,807
Stock options and RSUs	770	—
Common stock in connection with business combinations	—	150
Total	770	139,957

19. Accumulated other comprehensive income
Following is a summary of the changes in each component of accumulated other comprehensive income (in thousands):

Table 19.1. Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2026	2025
Accumulated other comprehensive income
Beginning balance	$14,515	$3,644
Pre-tax change – Foreign currency translation adjustment	(6,172)	1,809
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	—	(91)
Tax effect	—	7
Total accumulated other comprehensive income including noncontrolling interest, net of tax	8,343	5,369
Pre tax change - Foreign currency translation adjustment attributable to noncontrolling interest	24	—
Total accumulated other comprehensive income attributable to common stockholders, net of tax	$8,367	$5,369
20. Prepaid expenses and other current assets
Prepaid expenses and other current assets include the following (in thousands):

Table 20.1 Details of Prepaid Expenses and Other Current Assets
	March 31, 2026	December 31, 2025
Reserve income receivable	$210,822	$219,221
Prepaid expenses	37,182	24,243
Digital financial assets	1,248	542
Income tax receivable	66,782	65,060
Other	10,766	12,594
Total prepaid expenses and other current assets	$326,800	$321,660
21. Accounts payable and accrued expenses
Accounts payable and accrued expenses include the following (in thousands):

Table 21.1 Details of Accounts Payable and Accrued Expenses
	March 31, 2026	December 31, 2025
Accrued distribution costs	$117,572	$119,038
Stablecoin redemptions in transit	31,486	80,593
Accrued expenses	71,551	114,272
Accounts payable	18,643	24,733
Income taxes payable	2,472	1,632
Other payables	20,491	20,341
Total accounts payable and accrued expenses	$262,215	$360,609

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
23. Subsequent events
On May 8, 2026, we entered into token purchase agreements with certain institutional investors, led by a16z crypto, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 740 million ARC Tokens. The ARC Tokens were offered and sold at a purchase price of $0.30 per token, implying a fully diluted network valuation of $3.0 billion and resulting in estimated aggregate gross proceeds to us of approximately $222.0 million.
On May 8, 2026, as part of the ARC Token presale, we entered into a token purchase agreement with an entity affiliated with IDG Capital, a beneficial holder of more than 5% of our capital stock, pursuant to which we agreed to issue and sell to such entity, an aggregate of 83.3 million ARC Tokens for a purchase price of $0.30 per token or $25.0 million in the aggregate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section.
Executive Overview
In the first quarter of 2026, we continued building the infrastructure for an open, programmable internet financial system by scaling adoption of USDC and expanding our platform across product and network milestones.

During the first quarter of 2026 (compared to the first quarter of 2025):
•USDC in circulation grew 28% to $77.0 billion; USDC onchain transaction volume grew 263% to $21.5 trillion.
•Total revenue and reserve income grew 20% to $694 million.
•Net income from continuing operations decreased 15% to $55 million.
•Adjusted EBITDA grew 24% to $151 million.
See “—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income from continuing operations, the most closely comparable GAAP measure, and additional information about the limitations of our non-GAAP measures.
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
Circle stablecoins and related reserve income
We currently derive a substantial majority of our revenue from reserve income on the reserve assets backing our stablecoins, USDC and EURC. Reserve income was 94.0% and 96.4% of our total revenue in the three months ended March 31, 2026 and 2025, respectively. We earn reserve income on the reserve assets backing our stablecoins in circulation at interest rates close to the prevailing SOFR during the applicable periods. We term the rate of return generated on assets held in reserve as the “reserve return rate”. See “—Key operating indicators and financial results” for the calculation of reserve return rate. The reserve income that we generate is a function of (i) our stablecoins in circulation over a given period and (ii) the reserve return rate.

Other products
In addition to revenue from reserve income on the reserve assets backing our stablecoins, we continue to expand product offerings and services that benefit from and support the growth of our platform and the utility of Circle Digital Assets. Our other products contributed 6.0% and 3.6% of Circle’s total revenue in the three months ended March 31, 2026 and 2025 respectively. We believe these and other new product and service offerings will contribute to the growth of our platform and the use of Circle Digital Assets, and over time drive a flywheel of growth that has been the hallmark of successful internet-driven networks. We also expect growth in our network to drive increases in our stablecoins in circulation and thereby drive our reserve income. We anticipate growing these offerings in the coming years, diversifying our revenue profile.
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
See Part I, Item 1 – “Business”, of our Annual Report on Form 10-K for the year ended December 31, 2025 for a detailed description of our suite of products and services.
Recent Developments
Arc and the ARC Token
As previously announced, in October 2025, we launched the public testnet of Arc, our open, Layer-1 blockchain network purpose-built to unite programmable money and onchain innovation with real-world economic activity. Since then, more than 100 participants spanning banking, capital markets, digital assets, payments, and technology have engaged with the Arc network. As of March 31, 2026, since the launch of Arc testnet in October 2025, Arc testnet has processed 244.1 million transactions and 3.6 million transacting contracts. In addition, in the first quarter of 2026 alone, 1.6 million unique wallets transacted at least once on Arc testnet. Building on this momentum and continued ecosystem engagement, we expect to launch Arc on mainnet this year.
Arc is designed as an economic operating system for internet-scale financial infrastructure. It is built to feature predictable, dollar-denominated transaction fees, sub-second finality, opt-in configurable privacy, and native integration with our full-stack platform. Supported by a global ecosystem of partners, Arc is intended to provide an enterprise-grade foundation for stablecoin payments, foreign exchange, lending, and capital markets transactions, and to operate as part of a broader, interoperable multichain ecosystem.

Arc is expected to initially operate under a Proof-of-Authority consensus model. Over time, it may transition to a Proof-of-Stake or a delegated Proof-of-Stake consensus mechanism. If such a transition occurs, the network would introduce a native token (the “ARC Token”). The ARC Token is designed as the native coordination asset of the Arc network under the Proof-of-Stake model. If launched, the ARC Token is intended to align participants with the long-term success of the Arc network through staking, governance, and other platform-wide utilities. The ARC Token’s utility is expected to extend beyond the chain itself, spanning numerous protocols and products from us and our ecosystem partners on the Arc network. It is expected to confer governance rights to a distributed participant set responsible for upholding, among other things, the network’s security posture, and infrastructural integrity, establishing the conditions under which institutions can rely on Arc for mission-critical applications and settlement. The total initial supply of ARC Tokens is expected to be 10 billion, though the supply would be subject to increase as a result of the programmatic functioning of the Arc protocol. The timing, structure, terms, and scope of any such transition, or the creation and broader distribution of ARC Tokens, remain subject to ongoing technical, business, legal, regulatory, and market considerations.
On May 8, 2026, we entered into token purchase agreements with certain institutional investors, led by a16z crypto, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 740 million ARC Tokens. The offer and sale of the tokens pursuant to the token purchase agreements was conducted as a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder. Each purchaser has agreed to a lock-up restriction prohibiting the direct or indirect sale, transfer, assignment or other disposition of any ARC Tokens acquired in the presale for a period of not less than one year from the date of the Arc network’s transition to a Proof-of-Stake or a delegated Proof-of-Stake consensus mechanism, and may be subject to additional restrictions on transfer until the date that is four years following such transition date.
The ARC Tokens were offered and sold at a purchase price of $0.30 per token, implying a fully diluted network valuation of $3.0 billion and resulting in estimated aggregate gross proceeds to us of approximately $222.0 million. The token purchase agreements and related agreements provide for repayment rights in specified circumstances, including if the ARC Tokens are not delivered or if the Arc network has not completed the transition to a Proof-of-Stake or a delegated Proof-of-Stake consensus mechanism on or before May 8, 2028, or if certain purchaser-specific legal, regulatory, or compliance-related conditions are not satisfied.
Please see the section titled “Part II, Item 1A. Risk Factors—Risks Related to Arc and ARC Tokens” for additional discussion about Arc and the ARC Token.
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
Distribution costs
We incur costs to incentivize distributors to use and distribute Circle Digital Assets and these distribution costs have a meaningful impact on our financial performance. For example, our distribution costs payable to key distributors such as Coinbase and Binance are directly impacted by the amount of USDC held on their respective platforms, which is in turn affected by actions and policies that we do not control or oversee. We have added and expect to continue to add additional distributors in the future and anticipate that such distribution contracts may have different commercial terms depending on negotiations with our distributors and the circumstances in our evolving industry. Moreover, our financial performance has been, and we expect it will continue to be, affected by the mix of USDC growth driven by commercial distribution partnerships versus organic growth outside of those arrangements. To the extent USDC adoption increases through channels that do not require third-party incentive payments, our distribution costs may decrease. As we add distributors and approved participants to which incentive payments are paid, our distribution costs may increase in the future.
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

Key Operating Indicators and Financials Results
We regularly review several key operating and non-GAAP financial indicators to evaluate our performance and trends and inform management’s budgets, financial projections, and strategic decisions. The following table presents our key operating and financial results, as well as the relevant GAAP measures, for the periods indicated:

(dollar amounts are in millions)	Three months ended March 31,
	2026	2025
Key operating indicators:
USDC in circulation, end of period(1)	$77,049	$59,976
USDC in circulation, average of period(1)	$75,200	$54,136
Reserve return rate	3.5%	4.2%
USDC on platform, end of period	$13,669	$3,857
USDC on platform, daily weighted-average percentage	17.2%	5.7%
Key financial results:
Total revenue and reserve income	$694	$579
Revenue less distribution costs(2)	$287	$231
RLDC Margin(3)	41%	40%
Net income from continuing operations	$55	$65
Net income from continuing operations margin(4)	8%	11%
Adjusted EBITDA(5)	$151	$122
Adjusted EBITDA Margin(5)	53%	53%
(1) When calculating USDC in circulation, we exclude: (a) “tokens allowed but not issued,” which are tokens that exist on the Algorand, Hedera, Polkadot, and Solana blockchains due to the technical implementation of USDC on those blockchains. These tokens are held by us in restricted, segregated “tokens allowed but not issued” blockchain addresses. We do not receive any funds for their creation, and they are not redeemable for the U.S. dollar. These tokens are restricted for use while held in such blockchain addresses. These tokens cannot be redeemed for the U.S. dollar as the private keys are securely controlled by us and the blockchain addresses are not configured to allow redemption requests to be established by Circle Mint. When a minting request is received for USDC on these blockchains and the funds underlying such request are received, the corresponding amount of “tokens allowed but not issued” is transferred from the segregated “tokens allowed but not issued” addresses to the minting address via a system controlled process administered by us, at which point the tokens are considered to be USDC in circulation; (b) “access denied tokens,” which are tokens that are restricted from being accessed by the holder to comply with a law, regulation, or legal order from a duly recognized and authorized court of competent jurisdiction, or governmental or other authority with jurisdiction over us. When these tokens were originally issued (i.e., before they were restricted from being accessed), we received the equivalent amount of fiat currency in connection with their original minting. Upon determination that a token should be an “access denied token,” we restrict the access of the holder to such token and transfer the reserves relating to such token to a segregated bank account specifically for “access denied tokens.” The assets in such segregated bank account constitute a component of USDC reserves, and we do not extinguish the associated liability until the segregated reserve funds are transferred to the relevant law enforcement agency or government body or until the access denial request is reversed and a subsequent redemption request is made by the stablecoin holder. As of March 31, 2026 and 2025, there were $120.9 million and $101.0 million of “access denied tokens,” respectively; and (c) “pending burns”, which are USDC balances held within our smart contracts that are pending finalization on the blockchain. We exclude these tokens because they are not used for transactions and thus do not reflect our platform’s breadth, which as noted below, is the principal purpose for which we present USDC in circulation, end of period and USDC in circulation, average of period. We include corporate-held USDC (i.e., USDC held by us), as we routinely use USDC to pay for distribution, transaction, and other costs as well as operating expenses and thus corporate-held USDC contributes to our platform’s breadth. As of March 31, 2026 and 2025, there were $792.7 million and $274.5 million of corporate-held USDC, respectively.

(2) Revenue less distribution costs is calculated as Total revenue and reserve income less Total distribution, transaction, and other costs.
(3) RLDC Margin is calculated as Total revenue and reserve income less Total distribution, transaction, and other costs as a percentage of Total revenue and reserve income.
(4) Net income from continuing operations margin is calculated as Net income from continuing operations divided by Total revenue and reserve income.
(5) See “Non-GAAP Financial Measures” for reconciliation of GAAP to non-GAAP measures. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Total revenue and reserve income less Total distribution, transaction, and other costs.
USDC in circulation, end of period and USDC in circulation, average of period
USDC in circulation, end of period is the total amount of USDC minted and outstanding as of the end of the reporting period. USDC in circulation, average of period is calculated as the simple daily average of USDC in circulation, with the daily USDC in circulation determined at the end of each day. USDC in circulation, end of period and USDC in circulation, average of period are major contributing factors to our reserve income and also provide a measure of our platform’s breadth. We expect that the continued growth and development of the internet financial system will further drive increases in USDC in circulation, end of period and USDC in circulation, average of period.
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
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, is calculated as net income from continuing operations excluding: net income (loss) attributable to noncontrolling interests, depreciation and amortization expenses; interest expense, net of amortization of discounts and premiums; interest income; income tax expense (benefit); stock-based compensation expense and payroll tax expense related to stock-based compensation; certain legal expenses; realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments; realized (gains) losses on available-for-sale debt securities; impairment losses on strategic investments; restructuring expenses; acquisition-related costs; change in fair value of convertible debt, warrant liability, embedded derivatives and U.S. Treasury securities; charitable contributions to Circle Foundation; losses on sale of long-lived assets; and foreign currency exchange (gains) losses. Adjusted EBITDA is a key measure used by our management and board of directors to monitor and evaluate the growth and performance of our business operations, facilitate internal comparisons of the historical operating performance of our business operations, facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures or operating histories, review and assess the performance of our management team and other employees, and prepare budgets and evaluate strategic planning decisions regarding future operating investments. See “—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income from continuing operations, the most closely comparable GAAP measure, and additional information about the limitations of our non-GAAP measures.

Other Important Platform Metrics
In addition to our key operating indicators and financial results, we regularly measure the scale of our platform and the relevance of our products and services to developers and end-users by monitoring and reviewing certain important platform metrics, including: USDC minted, USDC redeemed, stablecoin market share, meaningful wallets.

(dollar amounts and meaningful wallets are in millions)	Three months ended March 31,
	2026	2025
Important Platform Metrics
USDC minted	$73,539	$53,222
USDC redeemed	$71,756	$37,103
Stablecoin market share, end of period	28%	29%
Meaningful wallets, end of period	7.19	4.88
USDC minted / USDC redeemed
USDC minted measures the flow of U.S. dollar fiat converted to USDC and USDC redeemed measures the flow of USDC converted to U.S. dollar fiat, in each case, initiated by Circle Mint customers. We believe this demonstrates our operational capacity and resiliency to process minting and redemptions through our digital and banking infrastructure.
Stablecoin market share
Stablecoin market share is defined as the amount of USDC in circulation as a percentage of the total U.S. dollar fiat-backed stablecoins with circulation above $100 million, according to CoinMarketCap, and that have established periodic public attestations. Stablecoin market share reflects how much of the stablecoin market is composed of USDC relative to the competitive landscape.
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
Key Components of Revenue and Expenses
Revenue and reserve income
Reserve income
We earn interest and dividends on assets held in reserve accounts, which include cash balances held at banks and the Circle Reserve Fund, as applicable. Interest income is recognized under the effective interest method, and dividend income is recognized when declared. Reserve income is recorded on a gross basis before the impact of any distribution costs. An increase (or decrease) in the amount of our stablecoins in circulation would increase (or decrease) the amount of assets held in reserve accounts, and thus, assuming a constant reserve return rate, would result in increased (or decreased) reserve income.
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
We incur distribution costs to incentivize distributors to use and distribute our stablecoins, for example, Coinbase, Binance, and others. Under the Collaboration Agreement, Coinbase receives allocations based on the amount of USDC held on its platform after our issuer retention, and Coinbase also receives half of the remaining amount tied to broader ecosystem growth after amounts paid to any approved third-party ecosystem participants pursuant to our Stablecoin Ecosystem Agreement. These deductions are accounted for as components of the overall arrangement with Coinbase as we are not providing a distinct service to issue stablecoins and manage the associated reserves. The Collaboration Agreement is accounted for as an executory contract and reflected in distribution and transaction costs in our unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, we incurred $330.6 million and $303.2 million respectively, of distribution costs in connection with our agreements with Coinbase. We expect our distribution expense to increase in the future, as we add distributors and approved participants. Our distribution expense will also increase to the extent our reserve income increases over time. We also anticipate new distribution arrangements may differ depending on our negotiations with our distributors and the circumstances in our evolving industry.
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
Other costs
Other costs primarily comprise expenses incurred as a result of facilitating and delivering products and services, including the certain fees related to the issuance of USYC and other costs to participate in activities that enhance the utility of Circle Digital Assets stablecoins and our infrastructure.
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
Other income (expense), net
Other income (expense), net, is composed of multiple income (expense) categories, including, but not limited to, the following:
•Realized and unrealized gains (losses) on assets and liabilities at fair value (e.g., convertible debt, warrants, U.S. Treasury securities, derivatives, and embedded derivatives);
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

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$652,508	$557,911	$94,597	17.0%
Other revenue	41,625	20,662	20,963	101.5%
Total revenue and reserve income	694,133	578,573	115,560	20.0%
Distribution, transaction and other costs
Distribution and transaction costs	405,402	347,312	58,090	16.7%
Other costs	1,379	335	1,044	311.6%
Total distribution, transaction and other costs	406,781	347,647	59,134	17.0%
Operating expenses
Compensation expenses	138,127	75,620	62,507	82.7%
General and administrative expenses	57,261	30,684	26,577	86.6%
Depreciation and amortization expenses	26,767	13,880	12,887	92.8%
IT infrastructure costs	12,722	7,672	5,050	65.8%
Marketing expenses	6,617	3,860	2,757	71.4%
Digital assets losses (gains)	856	6,270	(5,414)	(86.3%)
Total operating expenses	242,350	137,986	104,364	75.6%
Operating income from continuing operations	45,002	92,940	(47,938)	(51.6%)
Other income (expense), net	11,683	(3,103)	14,786	476.5%
Net income from continuing operations before income taxes	56,685	89,837	(33,152)	(36.9%)
Income tax expense (benefit)	1,439	25,046	(23,607)	(94.3%)
Net income from continuing operations	55,246	64,791	(9,545)	(14.7%)
Less: Net loss attributable to noncontrolling interests	(7)	—	(7)	n.m
Net income attributable to common stockholders	$55,253	$64,791	$(9,538)	(14.7%)
Revenue and reserve income
Reserve income. Reserve income increased by $94.6 million, or 17.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, of which approximately $200.9 million of the increase is attributable to a 39.1% increase in average daily USDC in circulation reflecting increased demand for Circle Digital Assets, as well as expanded strategic partnerships and integrations. This was offset by a decrease of approximately $106.3 million attributable to a 66 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.
Other revenue. Other revenue increased by $21.0 million, or 101.5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a $21.9 million increase driven by additional integration services performed, increased blockchain rewards revenue, redemption fees related to our Circle stablecoins, and fund management fees. This is offset by a $1.2 million decrease in redemption fees related to our Circle Tokenized Funds.
Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $58.1 million, or 16.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by a $27.4 million increase in distribution costs paid to Coinbase as a combined result of increased reserve income and their on-platform balances, along with an increase of $14.0 million, and $16.6 million in other distribution costs related to Binance and other strategic distribution partnerships, respectively.
Other costs. Other costs increased by $1.0 million, or 311.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, largely driven by a $0.7 million increase in incentive costs for USYC issuance resulting from increased activity.

Operating Expenses
Compensation expenses. Compensation expenses increased by $62.5 million, or 82.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by a $39.1 million increase in stock-based compensation expense primarily related to the vesting of RSUs for which, the service-based condition had been met prior to the IPO and the liquidity-event related performance condition was met upon the commencement of trading of our Class A common stock on the NYSE and related to an increase in the issuance of RSUs, due to increase in average headcount, and an increase in the fair value of our Class A common stock. In addition, there was a $11.1 million increase in payroll taxes primarily related to the vesting of equity awards and an increase of $10.7 million in salaries, wages and bonus expenses due to an increase in average headcount.
General and administrative expenses. General and administrative expenses increased by $26.6 million, or 86.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, largely due to an $11.9 million increase in legal, professional and consulting fees, a $5.8 million increase in contributions and donations, and a $4.2 million increase in travel and entertainment costs due to Company events and associated travel expenses.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $12.9 million, or 92.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, largely due to an $11.5 million increase in amortization expense of internally developed software, and a $0.6 million increase in depreciation.
IT infrastructure costs. IT infrastructure costs increased by $5.1 million, or 65.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a $5.1 million increase in costs associated with software support and license costs to facilitate infrastructure build-out and enhanced product offerings.
Marketing expenses. Marketing expenses increased by $2.8 million, or 71.4%, for the three months ended March 31, 2026, compared to three months ended March 31, 2025, driven by a $1.5 million increased spending in marketing, advertising and sponsorship campaigns, and a $1.2 million increase in conference expenses.
Digital assets losses (gains). Digital assets losses (gains) changed by $5.4 million, or 86.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to $4.5 million in losses recognized during the three months ended March 31, 2025 related to the deprecation of certain legacy products, as well as a $0.9 million decrease in losses due to changes in the prices of digital assets driven by market fluctuations.
Other income (expense), net. Other income (expense), net changed by $14.8 million, or 476.5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a $5.7 million increase in interest income received on corporate cash balances, a $5.7 million increase in unrealized gains on investments, a $5.7 million increase in income from favorable foreign currency exchange rate movements, and a $4.9 million decline in losses related to changes in the fair value of investments - derivatives. This was offset by a $6.5 million loss as a combined result of the increase in the fair value of our convertible notes due to an increase in the price of our Class A common stock, and the conversion of the remaining outstanding convertible notes into Class A common stock in the first quarter of 2026.
Income tax expense (benefit). Income tax expense (benefit) decreased by $23.6 million, or 94.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased tax benefits from stock-based compensation and lower pre-tax income.
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

(in thousands, except percentage information)	March 31, 2026	December 31, 2025	$ Change	% Change
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins)	$2,309,926	$2,349,009	$(39,083)	(1.7)%
Cash and cash equivalents segregated for the benefit of stablecoin holders	76,893,681	75,067,932	1,825,749	2.4%
Accounts receivable, net	72,168	62,866	9,302	14.8%
Prepaid expenses and other current assets	326,800	321,660	5,140	1.6%
Non-current assets:
Investments	100,073	84,265	15,808	18.8%
Fixed assets, net	22,520	22,791	(271)	(1.2)%
Digital assets	84,217	86,515	(2,298)	(2.7)%
Intangible assets, net	421,017	411,146	9,871	2.4%
Deferred tax assets, net	11,285	11,110	175	1.6%
Other non-current assets	26,549	27,379	(830)	(3.0)%
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$76,778,530	$74,912,567	$1,865,963	2.5%
Accounts payable and accrued expenses	262,215	360,609	(98,394)	(27.3)%
Convertible debt, net of debt discount	—	36,821	(36,821)	(100.0)%
Other current liabilities	14,637	18,398	(3,761)	(20.4)%
Non-current liabilities:
Deferred tax liabilities, net	28,071	28,702	(631)	(2.2)%
Other non-current liabilities	24,694	25,337	(643)	(2.5)%
Stockholders’ equity:
Additional paid-in capital	4,658,949	4,610,216	48,733	1.1%
Accumulated deficit	(1,237,456)	(1,292,709)	55,253	4.3%
Total stockholders’ equity	3,428,631	3,330,773	97,858	2.9%
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
Current assets
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins). Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins) decreased by $39.1 million, or 1.7%, as of March 31, 2026, compared to December 31, 2025. Refer to “— Liquidity and Capital Resources — Cash Flows” below for further discussion on the net cash flows from operating activities, investing activities and financing activities during the period.
Cash and cash equivalents segregated for the benefit of stablecoin holders. Cash and cash equivalents segregated for the benefit of stablecoin holders increased by $1.8 billion, or 2.4%, as of March 31, 2026, compared to December 31, 2025, due to a $1.8 billion increase in USDC in circulation. Refer to “— Liquidity and Capital Resources — Composition of USDC reserves” below for further discussion of the composition of the reserves.

Accounts receivable, net. Accounts receivable, net increased by $9.3 million, or 14.8%, as of March 31, 2026, compared to December 31, 2025, due to a $12.1 million increase in accounts receivables related to integration services for maintenance and support fees and new blockchain launches, offset by a $2.9 million increase in credit losses and changes in the fair value of certain embedded derivatives associated with digital assets receivable for integration services due to mark-to-market fluctuations in the underlying digital assets.
Prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $5.1 million, or 1.6%, as of March 31, 2026, compared to December 31, 2025, driven by a $8.3 million increase in prepaid business travel and marketing expenses and a $5.7 million increase in special one-time compensation prepaid related to an asset acquisition that closed in January 2026, offset by a $8.4 million decrease in reserve income receivables due to lower average interest rates and reduced average holdings.
Non-current assets
Investments. Investments increased by $15.8 million, or 18.8%, as of March 31, 2026 compared to December 31, 2025 due to a $10.3 million increase in new strategic investments and a $5.5 million increase due to net unrealized gains on certain investments.
Current liabilities
Deposits from stablecoin holders. Deposits from stablecoin holders increased by $1.9 billion, or 2.5%, as of March 31, 2026, compared to December 31, 2025. Refer to the “Cash and cash equivalents segregated for the benefit of stablecoin holders” narrative above for further discussion.
Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased by $98.4 million, or 27.3%, as of March 31, 2026, compared to December 31, 2025, due to a $49.1 million decrease in stablecoin redemption liabilities, and a $46.6 million decrease in accrued compensation expenses driven by payments of the year-end accrued bonus and payroll taxes in the first quarter of 2026.
Convertible debt, net of debt discount. Convertible debt, net of debt discount decreased by $36.8 million, or 100.0%, as of March 31, 2026, compared to December 31, 2025 due to the conversion of the outstanding convertible notes into Class A common stock in the first quarter of 2026.
Other current liabilities. Other current liabilities decreased by $3.8 million, or 20.4%, as of March 31, 2026, compared to December 31, 2025 due to a $5.5 million net decrease in deferred revenue primarily due to the launch of new integration service deals in the first quarter of 2026. This is offset by a $1.5 million increase due to a reclassification from non-current liabilities to current liabilities based on maturity.
Stockholders’ equity
Stockholders’ equity. Stockholders' equity increased by $97.9 million, or 2.9%, as of March 31, 2026, compared to December 31, 2025, largely due to a $61.3 million increase in stock-based compensation, $55.3 million of net income attributable to common stockholders recognized during the three months ended March 31, 2026, a $39.4 million increase due to the conversion of the outstanding convertible notes into Class A common stock and a $14.4 million increase resulting from issuance of common stock upon the exercise of stock options. This increase is offset by a $80.5 million decrease related to the issuance of common stock upon the settlement of RSUs, net of shares withheld.

Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income from continuing operations excluding: net income (loss) attributable to noncontrolling interests; depreciation and amortization expenses; interest expense, net of amortization of discounts and premiums; interest income; income tax expense (benefit); stock-based compensation expense and payroll tax expense related to stock-based compensation; certain legal expenses; realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments; realized (gains) losses on available-for-sale debt securities; impairment losses on strategic investments; restructuring expenses; acquisition-related costs; change in fair value of convertible debt, warrant liability, embedded derivatives and U.S. Treasury securities; charitable contributions to Circle Foundation; losses on sale of long-lived assets and foreign currency exchange (gains) losses. We have provided a reconciliation below of Adjusted EBITDA to net income from continuing operations, the most directly comparable GAAP financial measure.
Beginning in the first quarter of 2026, we have amended the above definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation, because these taxes are directly related to stock-based compensation expense which is already excluded from Adjusted EBITDA. These expenses represent employer payroll taxes related to the vesting and settlement of certain equity awards, and are variable with our stock price and other factors outside of our control. The change had no effect on the prior period presented.
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
We believe it is useful to exclude non-cash charges, such as depreciation and amortization, stock-based compensation expense, and change in fair value of various financial instruments as well as certain cash charges such as payroll tax related to stock-based compensation from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax expense (benefit), interest income, interest expense, and non-routine items as these items are not components of our core business operations.
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
•Adjusted EBITDA does not reflect stock-based compensation and payroll tax expense related to stock-based compensation. Stock-based compensation expense and the related payroll tax expense has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital;
•Adjusted EBITDA excludes one-time non-routine items; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income, and our other GAAP results.

The following table reconciles Adjusted EBITDA to net income from continuing operations, the most closely comparable GAAP financial measure, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income from continuing operations	$55,246	$64,791
Less: Net loss attributable to noncontrolling interests	(7)	—
Net income from continuing operations attributable to common stockholders	$55,253	$64,791
Adjusted for:
Depreciation and amortization expenses	26,767	13,880
Interest expense, net of amortization of discounts and premiums	38	335
Interest income(1)	(13,709)	(7,965)
Income tax expense (benefit)	1,439	25,046
Stock-based compensation expense and related payroll taxes(2)	62,424	12,716
Legal expenses(3)	7,019	1,905
Realized and unrealized losses (gains), net, on digital assets held for investment, other related investments and strategic investments	3,325	8,263
Impairment losses on strategic investments	251	—
Acquisition-related costs(4)	1,870	535
Change in fair value of convertible debt, warrant liability, embedded derivatives and U.S. Treasury securities	4,108	2,382
Charitable contributions to Circle Foundation(5)	7,737	—
Losses on sale of long-lived assets	—	12
Foreign currency exchange (gains) losses	(5,121)	539
Adjusted EBITDA	$151,401	$122,439

(1)Reflects interest income from corporate cash and cash and cash equivalents balances. For the avoidance of doubt, this amount does not include the impact of reserve income.
(2)Beginning in the first quarter of 2026, we have amended the definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation. We did not retrospectively apply this change to prior periods. For the three months ended March 31, 2026, the payroll tax expense related to stock-based compensation was $10.6 million. We did not have any payroll tax expense related to stock-based compensation for the three months ended March 31, 2025.
(3)Reflects litigation expenses related to the FT Partners litigation, legal and settlement expenses related to legacy businesses, and legal fees and other costs related to one-time regulatory matters. Refer to Note 22 to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a summary of certain of these legal matters.
(4)Reflects special one-time compensation related to an asset acquisition that closed in January 2026, and one-time legal and professional services costs related to the Hashnote acquisition in January 2025, for the three months ended March 31, 2026 and 2025, respectively.
(5)Reflects the charge related to the charitable contribution of shares of our Class A common stock for the benefit of Circle Foundation, a donor-advised fund. Refer to Note 15 to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further details on donations to Circle Foundation.

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
As of March 31, 2026, we had total liquidity sources of $2.3 billion, which consisted of $1.5 billion in Cash and cash equivalents and $792.7 million in Cash and cash equivalents segregated for corporate-held stablecoins. We believe our operating cash flows, together with our total liquidity sources on hand, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form 10-Q. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we continue to invest in the expansion of our products and services. Operating payments made in the form of corporate-held stablecoins are utilized and presented in the unaudited Condensed Consolidated Statements of Cash Flows in the same manner as if such payments were settled in cash. Refer to Note 2 Deposits from Stablecoin Holders in the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional details regarding the accounting for the use of corporate-held stablecoins in our unaudited Condensed Consolidated Statements of Cash Flows.
Cash and cash equivalents segregated for the benefit of stablecoin holders was $76.9 billion and $75.1 billion as of March 31, 2026 and December 31, 2025, respectively. This represents cash and cash equivalents maintained in segregated reserve accounts. We segregate the use of the assets underlying the customer funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to stablecoin holders.
Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

(in millions, except percentages)	March 31, 2026	Three Months Ended March 31, 2026	March 31, 2025	Three months ended March 31, 2025
Asset Class	Fair Value	Average Yield	Fair Value	Average Yield
Cash	$10,658	2.95%	$6,487	3.42%
Circle Reserve Fund	$66,467	3.59%	$53,565	4.26%
As of March 31, 2026 and 2025, USDC reserves held as cash balances at banks (labeled as “Cash” in the table above) significantly exceeded the FDIC insurance limit of $250,000 per financial institution. As of March 31, 2026 and 2025, FDIC deposit insurance related to financial institutions where USDC reserves were held was limited to an aggregate amount of $1.8 million (representing seven FDIC-insured financial institutions) and $1.3 million (representing five FDIC-insured financial institutions), respectively. The liabilities related to Deposits from stablecoin holders on the unaudited Condensed Consolidated Balance Sheets are not covered by FDIC deposit insurance.

As of March 31, 2026, approximately 86% of USDC reserves are held in the Circle Reserve Fund. The remaining amount is held in cash distributed across multiple banks. We allocate USDC reserves across the different types of reserve assets in accordance with our reserve management standard in a manner designed to ensure available liquidity to meet redemption requests.
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

In January 2026, the remaining holders of the Company’s convertible notes converted their principal and accrued interest balance of $7.5 million into approximately 465 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in January 2026 was approximately $39.4 million, substantially all of which was recorded to additional paid-in capital upon conversion.
Warrants
In April 2023, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. As of March 31, 2026, 3.4 million of these warrants have expired. The vesting conditions for the remaining warrants have not been met, and none of the common shares associated with these warrants have been exercised or forfeited.
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
In December 2024, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a three-year period. As of March 31, 2026, 1.0 million of these warrants have vested, and the counterparty elected to exercise 0.7 million of the warrants during the three months ended March 31, 2026 resulting in the net issuance of approximately 0.5 million shares of Class A common stock. None of the common shares associated with these warrants have been forfeited or expired.
Other commitments and contingencies
Our commitments for facilities' leases under non-cancelable operating leases amounted to $23.4 million as of March 31, 2026. As of the date of this Form 10-Q, we did not have any other material commitments for cash expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$21	$57
Net cash used in investing activities	$(35)	$(25)
Net cash provided by financing activities	$1,791	$16,263

Operating Activities
Net cash provided by operating activities was $21.1 million for the three months ended March 31, 2026 compared to net cash provided by operating activities of $56.6 million for the three months ended March 31, 2025, resulting in a decrease of $35.5 million. The decrease in net cash provided by operating activities was primarily driven by unfavorable changes in net working capital of $75.2 million, which was largely attributable to changes in accounts payable and accrued expenses from stablecoin redemption liabilities and accrued compensation costs. The decrease from unfavorable changes in net working capital was partially offset by an increase in net income after adjusting for non-cash items of $39.7 million, which was primarily driven by an increase in total revenues less distribution costs.
Investing Activities
Net cash used in investing activities was $35.2 million for the three months ended March 31, 2026, driven primarily by $15.6 million in capitalization of software development costs, $10.8 million in purchases of strategic investments, and $9.4 million in purchases of long-lived assets, compared to net cash used in investing activities of $25.2 million for the three months ended March 31, 2025, driven by $11.7 million in capitalization of software development costs, $7.4 million in net cash consideration related to the Hashnote acquisition, and $5.9 million in purchases of long-lived assets.
Financing Activities
Net cash provided by financing activities was $1.8 billion for the three months ended March 31, 2026, reflecting a $1.9 billion increase in net changes in deposits held for stablecoin holders primarily due to the increase in USDC in circulation, offset by $80.2 million of payments of withholding taxes on settlement of restricted stock units, compared to net cash provided by financing activities of $16.3 billion for the three months ended March 31, 2025, reflecting a $16.3 billion increase in net changes in deposits held for stablecoin holders primarily due to the increase in USDC in circulation.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. In preparing our unaudited Condensed Consolidated Financial Statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for updates to disclosures of accounting standards recently adopted or required to be adopted in the future.

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
In the following analysis, we modeled the impact of hypothetical changes in interest rates on our reserve income and distribution and transaction costs for the following twelve-month period. We assume that the amount of USDC in circulation throughout this period is equal to the amount of USDC in circulation as of March 31, 2026, due to the inherent uncertainties described above in respect of predicting or forecasting USDC in circulation; such changes in interest rates occur on April 1, 2026 and are held constant through the period and impact all reserve assets equally; and our allocation of reserve assets do not change, as we are unable to predict the market and yield reactions to interest rate changes. The table below summarizes the hypothetical impact on our operating results for the following twelve-month period based on our internal modeling, which are subject to uncertainties and limitations as discussed above (in millions):

Change in interest rates from average yield of 3.49% in March 2026	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,546	$769
+100 bps	$773	$384
-100 bps	$(773)	$(384)
-200 bps	$(1,546)	$(769)

Change in interest rates from average yield of 4.15% in March 2025	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,207	$649
+100 bps	$604	$324
-100 bps	$(604)	$(324)
-200 bps	$(1,207)	$(649)
Foreign currency risk
Our reporting currency is the U.S. dollar and the functional currency of our international operations is its local currency. The assets and liabilities of each of our international operations are translated into dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Gains or losses due to transactions in foreign currencies are included in Other income (expense), net in our unaudited Condensed Consolidated Statements of Operations. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. A 10.0% increase or decrease in current exchange rates would not have a material effect on our operating results or financial condition for the three months ended March 31, 2026 and 2025.

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

PART II

Item 1. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to “Risk factors—Risks related to our business and industry—We are and may continue to be subject to litigation, including individual and class action lawsuits, as well as regulatory audits, disputes, inquiries, investigations, and enforcement actions by regulators and governmental authorities” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Note 22 to our unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of legal proceedings to which we are a party.

Item 1A. Risk Factors
Our business and Class A common stock are subject to many risks, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 9, 2026. Except as set forth below, there have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2025 Annual Report on Form 10-K filed with the SEC on March 9, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Risks Related to Arc and ARC Tokens
The market for blockchain infrastructure is highly competitive, and Arc may fail to achieve sufficient adoption to support a viable ecosystem.
The market for blockchain infrastructure is intensely competitive. We anticipate that Arc will compete with numerous established and emerging blockchain networks, many of which already have significantly larger developer communities, user bases, and ecosystem resources than Arc would have at the outset. Competing networks may develop superior technology, attract more developers, or offer more favorable economic terms to users and network participants, such as validators. New blockchain networks may also emerge that are better positioned to capture market share.
There can be no assurance that we will launch Arc on our contemplated timeline or that Arc will achieve the adoption necessary to sustain a robust ecosystem. Failure to attract a critical mass of developers, users, and/or applications could limit demand for block space and/or reduce the utility and value of our ARC Token holdings. The rapidly evolving nature of the industry means that competitive dynamics can shift quickly and unpredictably.
Moreover, although we have entered into token purchase agreements with certain institutional investors in connection with a presale of ARC Tokens, there can be no assurance that the ARC Token will ultimately be launched. The launch of the ARC Token remains subject to numerous contingencies, including continued technical development of Arc, any transition of the Arc network to a Proof-of-Stake or delegated Proof-of-Stake consensus mechanism, market conditions, business considerations, and legal, regulatory, and compliance assessments. We may determine not to proceed with the launch of the ARC Token, or to delay any such launch for an extended period of time, for any number of reasons. If we do not launch the ARC Token, or if the launch is materially delayed, we could face reputational harm, disputes with presale purchasers, and/or increased regulatory or litigation risk, and our business, financial condition, and results of operations could be adversely affected.

Arc may be subject to technical risks, including software vulnerabilities, bugs, and failures that could result in loss of assets or network downtime.
Arc, as a layer-1 blockchain network, is complex software that may contain errors, vulnerabilities, or defects that we have not detected. Blockchain protocols are a novel technology, and even extensive security audits may fail to identify all vulnerabilities in the codebase. Exploits of software vulnerabilities or other successful attacks could result in loss or theft of assets held on the network, reputational harm, legal liability, and loss of user confidence. In particular, because the security of Arc will rely on cryptographic algorithms and hash functions, advances in computing technology, including in particular the development of quantum computing and artificial intelligence, could render Arc vulnerable to attack. A sudden or unexpected rapid development in the area of quantum computing or artificial intelligence could expose Arc and its users to significant risks. Any attack on Arc could result in theft of assets, manipulation of transaction records and/or loss of user confidence. We may be required to implement emergency protocol upgrades or hard forks to address vulnerabilities, which may themselves introduce new risks, cause network disruptions, or damage our reputation. Bugs or defects in smart contracts deployed on Arc by us or third parties could also expose users to losses, and we may face reputational harm or legal liability even for vulnerabilities that originate in third-party code. Network outages or extended periods of reduced performance could harm user adoption, damage our reputation, and reduce the utility and value of the ARC Token.
Arc’s protocol may require upgrades over time to address vulnerabilities, improve performance, implement new features, or respond to regulatory requirements. Protocol upgrades, particularly those requiring a hard fork, carry significant execution risk. Hard forks can result in chain splits, creating competing versions of the network that fragment liquidity and user activity. Even soft forks and backward-compatible upgrades can cause instability if not adopted broadly by validators and node operators. In the event of significant disagreements within the validator community or the ARC Token holder base regarding proposed protocol changes, we may face governance disputes that are difficult to resolve and that damage the cohesion and credibility of our ecosystem. We may also face pressure from third parties, including large ARC Token holders or ecosystem participants, to implement protocol changes that are not in the best interests of us or our stockholders.
Furthermore, the insurance market for blockchain-related businesses remains limited and immature. We may be unable to obtain insurance coverage that adequately protects us against the risks associated with Arc operations, including losses from cybersecurity incidents, smart contract vulnerabilities, theft of digital assets, or regulatory enforcement actions. Even where insurance coverage is available, it may be subject to significant exclusions, deductibles, or limitations that reduce its practical utility. In the event of a material loss not covered by insurance, we could suffer significant financial harm.
Arc may be used to facilitate fraud, scams, sanctions violations, or other illicit or improper activity, which could subject us to liability, regulatory scrutiny, and reputational harm.
Public blockchain networks and digital assets have in the past, and may continue to be, attractive targets for bad actors seeking to engage in fraud, money laundering, sanctions evasion, theft, market manipulation, scams, or other illicit or improper activity. Arc may host third-party applications, tokens, or other activity that we do not control and that may be used in unlawful, deceptive, or harmful ways. If Arc and/or ARC Tokens are used to facilitate such activity, we may face user complaints, litigation, regulatory investigations, enforcement actions, reputational harm, and increased compliance and monitoring costs.
In addition, privacy-enhancing or similar features may increase the difficulty of monitoring transactions and enforcing legal or compliance controls. Although we expect to implement and refine policies, controls, tooling, and governance mechanisms intended to address misuse of Arc and ARC Tokens, there can be no assurance that those measures will be effective or that regulators will view them as sufficient. Any such measures, including sanctions-screening, deny-list, or similar controls, may be difficult to design and administer effectively, may increase perceptions of centralization or censorship, and may adversely affect network utility or user adoption.

A determination that the ARC Token is a “security” or that an activity in which we engage with respect to the ARC Token involves a “securities transaction” for purposes of the securities laws could adversely affect the value of the ARC Token and/or have adverse regulatory consequences for us.
We have taken the position that the ARC Token is not a “security,” and that transactions in the ARC Token, except for the presale transactions closed on May 8, 2026, are not “securities transactions,” as defined under the U.S. Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This determination is based on our analysis of existing case law, regulatory guidance and the structural characteristics of the ARC Token, including its utility functions and the degree to which its value is expected to depend on factors other than our managerial efforts, or those of our affiliates (including our subsidiary that is expected to act as the issuer of the Arc Token, or other identifiable third parties. We believe that our process reflects a thoughtful analysis that is reasonably designed to facilitate the application of available legal guidance to the ARC Token and transactions in the ARC Token to determine whether it is a security or, they are securities transactions, respectively, under the federal securities laws. However, this position is not free from doubt, and there can be no assurance that the SEC or a court of competent jurisdiction would agree with our characterization. In addition, even if the ARC Token itself were not characterized as a security, one or more offers, sales, distributions, staking arrangements, governance arrangements, treasury activities, or other transactions involving the ARC Token could be characterized as securities transactions or otherwise give rise to securities law obligations.
The SEC and its staff have previously taken the position that a range of digital assets, transactions in digital assets, products, and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes the offer or sale of a security under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given digital asset, product, or service is an “investment contract” was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given digital asset, product, or service is a “note” in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given digital asset, product, or service is a security or constitutes the offer or sale of a security require a highly complex, fact-driven analysis. Accordingly, whether offers or sales of the ARC Token would ultimately be deemed by a federal court to be securities transactions, or the ARC Token deemed to be a security, is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our assessment regarding the likelihood that the ARC Token could be deemed a “security” or that offers or sales of the ARC Token could be deemed securities transactions under applicable laws. Any enforcement action by the SEC or another regulatory authority asserting that a digital asset is a security or sold in a securities transaction, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that digital asset, and depending on the specific characteristics of the digital asset, could have adverse spillover effects on the trading values of other digital assets perceived to share similar characteristics. The classification of a digital asset or transactions in that digital asset as a security or securities transaction under the federal securities laws has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, clearing and holding of such assets, and any such classification with respect to the ARC Token would have adverse consequences to our business, financial condition and results of operations.
While the above description of adverse regulatory consequences focuses on the federal securities laws, state regulators and jurisdictions outside the United States retain independent authority to enforce their own securities laws, which may differ from or be interpreted more expansively than federal law. As a result, a state regulator or foreign jurisdiction could determine that the ARC Token constitutes a security under applicable law, even if the SEC has elected not to pursue enforcement action, the SEC has provided informal guidance or assurances to the contrary, or the ARC Token is otherwise excluded from the definition of a security at the federal level. Moreover, private litigants may assert claims under federal or state securities laws based on similar theories, regardless of the positions taken by federal regulators.
We intend to distribute ARC Tokens through multiple channels, which could result in exposure to liability or other adverse consequences.
We intend to distribute ARC Tokens through multiple channels, which may include, among others, token sales and presales, developer grants, network growth programs and other participation mechanisms. Each of these potential distribution methods could involve complex and potentially unsettled questions carrying distinct legal risks and uncertainties, and there can be no assurance that all such distribution activities will be found to comply with applicable law. Adverse determinations with respect to one or more of them could result in exposure to material liability or otherwise adversely affect our business.

In particular, we have conducted a presale of ARC Tokens to institutional investors. While we have taken the position that ARC Tokens are not securities, we treated the offer and sale of the ARC Tokens pursuant to the token purchase agreements as transactions involving investment contracts and conducted the transaction pursuant to an exemption from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder. There can be no assurance that such exemptions will be available or that our conduct of the presale will satisfy all of the conditions required therefor. If the presale is deemed a non-exempt offer or sale of securities, we may be subject to rescission claims from purchasers, which would require the issuer to refund the consideration received plus interest, in addition to potential civil and criminal liability under the securities laws. Even if we believe the presale qualifies for an applicable exemption, the SEC or other regulatory authorities may disagree. Any enforcement action or adverse determination with respect to the presale could result in exposure to material liability or otherwise adversely affect our business.
Further, we have allocated or intend to allocate a portion of the ARC Token supply to strategic counterparties, including ecosystem developers, prospective validators and other participants, in connection with services to be rendered or partnerships to be formed. The SEC or other regulators may characterize these allocations as compensatory arrangements that constitute sales of securities, or as part of a broader integrated distribution plan subject to registration requirements. If such characterizations were to prevail, we could face liability for failure to register the allocation as a sale to comply with applicable exemptions, and strategic counterparties who received ARC Token allocations could seek rescission of those arrangements.
The market price of ARC Tokens could be highly volatile and may decline significantly, which could impact our business and financial condition given our anticipated ARC Token holdings. In addition, future sales or distributions of ARC Tokens by us or other large holders could depress the price of ARC Tokens.
We expect to hold a material number of ARC Tokens on our consolidated balance sheet, including both our long-term holdings and tokens held in treasury with the intention of benefiting the Arc community for ecosystem or reserve purposes. The trading price of ARC Tokens, to the extent a liquid market develops, may be highly volatile and subject to wide fluctuations. The price of ARC Tokens may be influenced by a variety of factors that are beyond our control, including speculative trading activity, demand (or lack thereof) for use of Arc, regulatory developments or enforcement actions, macroeconomic conditions, technological developments relating to competing blockchains, changes in the total supply of ARC Tokens, changes in market sentiment and/or the actions of large ARC Token holders or other Arc ecosystem participants.
Digital asset markets have historically experienced periods of extreme volatility and are susceptible to market manipulation. There can be no assurance that a liquid trading market for the ARC Token will develop or be sustained. If the ARC Token declines significantly in value or becomes illiquid, our business model, to the extent it depends on the ARC Token, could be materially harmed.
Because of our anticipated ownership of a material portion of the total ARC Token supply, sales or other dispositions of ARC Tokens by us, or other distributions from the ARC Token treasury that we hold, could increase the supply of ARC Tokens available in the market and exert downward pressure on the price of ARC Tokens. Similarly, the vesting and release of ARC Tokens allocated to presale purchasers and strategic counterparties could result in significant market selling pressure. There can be no assurance that the market will be able to absorb such sales without a material decline in the price of ARC Tokens. A sustained decline in ARC Token prices could impair the utility and adoption of our network, reduce the value of our ARC Token holdings and harm our business.

Arc and ARC Token may expose us to additional regulatory risks.
The legal and regulatory status of digital assets, including the ARC Token, varies significantly across jurisdictions and continues to evolve rapidly. In many countries, the issuance, distribution, trading and use of digital assets are subject to licensing, registration or authorization requirements, or have been partially or wholly restricted or prohibited. We may not be in compliance with, or may be unable to comply with, the applicable laws and regulations of every jurisdiction in which the ARC Token is or may be held, traded or used, particularly as such laws continue to develop and as Arc grows. For example, in certain jurisdictions, digital assets may be subject to financial services regulation, anti-money laundering requirements, state money transmission or virtual currency business requirements, and other obligations that could restrict the permissible uses of the ARC Token or impose substantial compliance costs, or may implicate other regulatory regimes such as the Investment Company Act of 1940, as amended. Regulators, including the Financial Crimes Enforcement Network (“FinCEN”), the Office of Foreign Assets Control (“OFAC”), state regulators, and foreign equivalents, may view certain activities on Arc or related protocols as creating regulatory obligations for us. Further, we cannot predict how legislative and regulatory developments will affect Arc. New or amended laws or regulations, or developments in the interpretation or application of existing laws and regulations, such as those currently being considered in the United States by Congress, could require us to obtain licenses or registrations that may be difficult or impossible to obtain, such as under the Investment Company Act of 1940, restrict or prohibit certain uses of ARC Tokens or Arc, or impose compliance obligations relating to know-your-customer and AML requirements, or adversely affect features such as privacy, interoperability, or stablecoin-based fee mechanics. Our failure to comply with applicable laws and regulations could result in enforcement actions, fines, penalties, restrictions on our operations, or reputational harm in those markets.
We will have significant influence over Arc governance decisions and such decisions may be perceived to favor ARC Token holders in ways that conflict with, or are not in the best interests of, our stockholders.
Over time, we anticipate that Arc will transition from a Proof-of-Authority (“PoA”) consensus model to a Proof-of-Stake (“PoS”) or delegated Proof-of-Stake (“dPoS”) consensus mechanism. However, for so long as Arc remains a PoA consensus mechanism in which we retain control of the network’s consensus mechanism, we will have significant influence over governance decisions, including decisions regarding network upgrades, fee structures, validator selection, token economics and protocol parameters. Even after a potential transition to a PoS or dPoS consensus mechanism, we expect to retain control over certain decisions, such as validator selection or network upgrades, and may also control or influence certain other decisions, such as token economics, through our ownership of ARC Tokens or validator operations. Accordingly, there is a risk that decisions we make and/or influence via our control may not be perceived to be in the best interests of our stockholders.
In addition, because we will hold a significant number of ARC Tokens, we will have a direct financial interest in the success of Arc and the ARC Tokens. This interest may influence our business decisions and affect how we prioritize Arc relative to other corporate objectives, and may create conflicts of interest with respect to decisions affecting the ARC Token or Arc. For example, we may be incentivized to make governance decisions, allocate resources, or pursue strategic partnerships related to Arc at the expense of other business priorities. Our stockholders, who participate in the equity value of Circle but not directly in Arc or the ARC Token (except to the extent of our ARC Token holdings), may have different views about how these trade-offs should be managed. Our Board of Directors and management will need to exercise careful judgment in navigating these conflicts, and there can be no assurance that they will always do so to the satisfaction of our stockholders.
These conflicts of interest may be difficult to manage and may give rise to stockholder claims or regulatory scrutiny. Our directors and officers have fiduciary duties to our stockholders under applicable corporate law, and those duties may at times be perceived to conflict with actions that we take in our role as the initial creator and steward of Arc. There can be no assurance that our stockholders will agree that we are managing these conflicts effectively, which could subject us to litigation, regulatory action, or reputational harm. Our stockholders may also disagree with governance decisions we make with respect to Arc, which could harm our stock price and negatively affect our relationship with investors.
The planned transition of certain decisions relating to Arc to a distributed governance model may not occur on the timeline we anticipate or at all, and may create risks during or after the transition period.
We intend for governance of certain decisions relating to Arc to progressively transition to a distributed model in which ARC Token holders, Arc validators, and a security council exercise meaningful control over protocol decisions. However, this transition involves significant technical, legal, and operational challenges. The pace and extent of decentralization will depend on factors including the development of appropriate governance infrastructure, the diversity and engagement of the ARC Token holder community, regulatory developments and our own strategic decisions. There can be no assurance that such decentralization will occur on the timeline we anticipate or at all.

During the transition period, we will retain substantial control over Arc and bear the attendant legal and regulatory risks of that control. In particular, because we may act, directly or indirectly, as a developer, steward, validator operator, ARC Token holder, governance participant, security council participant, service provider, and/or other influential participant with respect to Arc or decentralized finance protocols deployed on or integrated with Arc or other blockchain networks, private plaintiffs, regulators, or other parties may assert that we had the practical ability, contractual authority, or governance influence to prevent, limit, remediate, or respond to harmful activity, and therefore should bear liability for losses or other harms arising from such activity, even if we did not exercise such influence or did not believe we had a legal obligation to do so.
A transition that occurs too quickly may leave Arc vulnerable to governance attacks, coordination failures, or the dominance of a small number of concentrated ARC Token holders. A transition that occurs too slowly may result in regulators or courts treating Arc as an extension of our business and holding us liable for network activities. In addition, as governance becomes distributed, we will have limited ability to influence protocol decisions or prevent malicious, unlawful, or economically harmful outcomes, which could result in outcomes adverse to our business interests and/or our stockholders. For example, ARC Token holders could vote to implement changes to the protocol that increase ARC Token value at the expense of network utility, impose burdensome conditions on developers or users or otherwise make decisions that harm the long-term health of the ecosystem, and we will have limited ability to prevent or reverse harmful governance decisions once Arc becomes sufficiently distributed. Further, malicious actors may seek to influence or capture governance processes through ARC Token accumulation, coordinated voting, collusion, vote buying, borrowing arrangements, or other strategies, including so-called “empty voting” attacks. Such actors may also have economic or strategic incentives that are adverse to Arc, ARC Token holders, or us.
Further, as governance becomes distributed, our ability to respond to future legislation or other regulatory developments may be limited. For example, legislation or regulation related to decentralized finance that is perceived as being overly broad or burdensome may lead users of DeFi networks, including Arc at such time, to disfavor those networks, and we may be unable to regain control of Arc to assuage any such issues due to its distributed nature. Additionally, distributed governance could limit our ability to implement compliance, sanctions-screening, deny-list, or other security controls, and efforts to implement such controls could create disputes with users, validators, governance participants, or other ecosystem actors and reduce the utility or adoption of the network.
Our relationships with validators, developers, governance participants, and other ecosystem participants could be alleged to constitute a general partnership, joint venture, or other unincorporated association, which could expose us to joint and several liability for acts or obligations that we do not control.
We expect Arc to involve coordination with a range of third parties, including validators, developers, liquidity providers, governance participants, service providers, and other ecosystem participants. Although we do not intend for these relationships to form a general partnership, joint venture, or other unincorporated association, plaintiffs, regulators, or courts could nevertheless assert that, based on the facts and circumstances, we and one or more such parties were acting together as co-owners of a business or enterprise for profit, or that we held ourself out, or permitted itself to be held out, as a partner or equivalent participant in such an arrangement. Such claims could be based on, among other things, shared economic arrangements, token allocations, coordinated governance or validator activity, joint branding or marketing, collective decision-making, or other forms of cooperation across the Arc ecosystem.
If any such theory were accepted, we could be exposed to joint and several liability, or similar liability, for obligations, losses, misconduct, or other actionable conduct attributed to the alleged partnership, joint venture, or other enterprise, including claims arising from acts or omissions of other participants that we did not control and may not have been able to prevent. For example, we could face claims relating to governance decisions, sanctions or compliance failures, misleading statements by ecosystem participants, or other conduct undertaken by persons alleged to be acting on behalf of, or in the ordinary course of business of, the alleged enterprise. Even if such claims ultimately lack merit, the assertion of them could result in litigation, investigations, indemnification demands, reputational harm, substantial defense costs, and the diversion of management attention, and could adversely affect our business, financial condition, and results of operations.
Arc will be dependent on third-party node operators and validators, and may be vulnerable to attacks that could disrupt network operations or result in loss of assets.
The security and utility of Arc will depend in significant part on the participation of validators and node operators. If Arc is unable to attract and retain a sufficient number and diversity of validators, the network could become vulnerable to consensus failures or centralization risks. Validators and node operators face operational costs, including hardware, bandwidth, and energy expenses, and may elect not to participate if the economic incentives provided by staking rewards and transaction fees are insufficient. Changes to protocol economics, competing networks, or adverse regulatory developments could reduce participation. A decline in the number or quality of network participants could impair network security, performance, and decentralization.

To the extent Arc relies on a consensus mechanism to validate transactions and maintain its integrity, if a single actor or coordinated group were to acquire or control a majority of the network's consensus power, whether through stake concentration, validator collusion, or other means, they could potentially double-spend tokens, prevent confirmation of legitimate transactions, or otherwise disrupt network operations. In addition to consensus-layer attacks, Arc may be vulnerable to Sybil attacks, eclipse attacks, routing attacks and other forms of sophisticated adversarial behavior. We cannot guarantee that Arc's security model will be sufficient to prevent all such attacks, and any successful attack could result in significant harm to Arc users, the value of the ARC Token and our reputation.
If ARC Tokens sold in our presale are not delivered by the applicable deadline, if Arc has not transitioned to a Proof-of-Stake or a delegated Proof-of-Stake consensus mechanism, or if certain purchaser-specific repayment rights are exercised, we may be required to repay amounts paid by the token purchasers, which could adversely affect our liquidity, financial condition, and ability to develop Arc.
In connection with the presale of ARC Tokens pursuant to the token purchase agreements, we have agreed that, if either (i) the ARC Tokens sold in the presale are not delivered, or (ii) the Arc network has not transitioned to either a Proof-of-Stake or delegated Proof-of-Stake consensus mechanism, in each case by May 8, 2028, presale purchasers holding a majority of the ARC Tokens issuable thereunder may elect to require repayment of the purchase price. Certain related arrangements may also provide individual purchasers with repayment rights, including rights tied to specified legal, regulatory, or compliance-related conditions, or to specified changes or proposed changes to the structure, governance, procedures, or other aspects of Arc after delivery. Although we currently intend to deliver the ARC Tokens and pursue the contemplated network transition within the expected timeframe, our ability to do so will depend on a variety of factors, including technical development, regulatory developments, market conditions, governance readiness, operational preparedness, and satisfaction of applicable delivery conditions, some of which may be outside of our control.
If purchasers were to exercise these repayment rights, we could be required to return cash or USDC. Depending on the timing and amount of any such repayment, satisfying these obligations could require the use of corporate resources that otherwise would be available for operations, product development, network launch, or strategic initiatives. In addition, any delay or dispute regarding repayment obligations could result in claims by purchasers, reputational harm, or regulatory scrutiny. The existence or exercise of these repayment rights could also affect market perception of Arc, our relationship with ecosystem participants and investors, and our business, financial condition, and results of operations.
The management of gas fees, treasury assets, and related wallet arrangements for Arc may create operational, security, and liquidity risks.
The launch and operation of Arc may require digital assets, including gas fees, treasury assets, validator-related funds, reserves, or other network-related assets, to be held, transferred, secured, allocated, or otherwise managed through treasury wallets, third-party custodians, cold-storage arrangements, internal treasury systems, or other wallet infrastructure. These arrangements may involve complex operational processes, key management, access controls, funding workflows, wallet provisioning, migration of assets across networks, and coordination among technical, treasury, legal, compliance, and security teams. Any breakdown in these processes or controls, including human error, fraud, cyberattack, insider misconduct, vendor failure, key compromise, loss of access credentials, delays in funding or settlement, or failures in wallet infrastructure, could result in the loss, theft, misappropriation, unavailability, or misdirection of assets, including assets temporarily held in treasury wallets before being programmatically distributed.
In addition, if treasury, custody, or fee-management arrangements are not available when needed, are not scalable, or do not function as intended, Arc’s operations could be disrupted. For example, validators may not be compensated on the expected timeline, transactions may be delayed or fail, required network functions may not be funded when needed, or unexpected liquidity demands may arise in connection with launch, migration, operations, or incident response. Although the intent is for transaction fees to remain in any treasury wallet only briefly before being programmatically transferred onward, there can be no assurance that such arrangements will always function as intended or fully mitigate the risk of hacks, loss, or other operational failures during that period. Any of these events could adversely affect Arc’s launch and operation and our business, financial condition, and results of operations.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
In January 2026, we issued an aggregate of approximately 465 thousand shares of Class A common stock in connection with certain holders of a convertible note converting their principal and accrued interest balance of approximately $7.5 million into Class A common stock. The convertible note was issued to an investment company in connection with the acquisition of SeedInvest. The note had an original principal amount of $24.0 million. No underwriters were involved in this transaction. The transaction was exempt from registration under Section 3(a)(9) of the Securities Act in that the securities were issued upon conversion of existing securities.
In the first quarter of 2026, we issued an aggregate of approximately 0.5 million shares of Class A common stock to warrant holders upon the cashless exercise of those warrants. The warrants were issued in December 2024 to a commercial counterparty. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a three-year period. As of March 31, 2026, 1.0 million of these warrants have vested, and the counterparty elected to exercise 0.7 million of the warrants during the three months ended March 31, 2026 which resulted in the net issuance of approximately 0.5 million shares of Class A common stock. As of March 31, 2026, none of the common shares associated with these warrants have been forfeited or expired. No underwriters were involved in this transaction. The transaction was exempt from registration under Section 3(a)(9) of the Securities Act in that the securities were issued upon conversion of existing securities.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
On February 27, 2026, Sean Neville, one of our directors, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Neville’s plan provides for the sale of up to 300,000 shares of Class A common stock (following the conversion of Class B common stock to Class A common stock immediately prior to the sales, and including shares issuable upon exercise of outstanding stock options) through December 31, 2026. Mr. Neville’s plan also provides for the one time exercise of all remaining options that expire within one year, which number of remaining options was 1,999,073 at the time of entry into the plan, and permits Mr. Neville to execute a sell-to-cover transaction following the exercise of such expiring options. The foregoing transactions will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 31, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements. No trades will be effected under the plan until the expiration of Mr. Neville's previously reported trading plan adopted on August 15, 2025.
On March 3, 2026, Jeremy Allaire, our Co-Founder, Chairman, and Chief Executive Officer, terminated his previously reported trading plan adopted on August 14, 2025 (the “Previous Allaire Plan”). As of the termination of the Previous Allaire Plan, 31,251 shares of our Class A common stock had been sold under the plan. The adoption and subsequent termination of the Previous Allaire Plan each occurred during an open trading window and in accordance with the Company’s policies. On March 4, 2026, Mr. Allaire entered into a new trading plan, intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Allaire’s plan provides for the sale of up to 373,589 shares of Class A common stock through November 30, 2026, which includes (i) 337,205 shares of Class A common stock held directly by Mr. Allaire (following the conversion of Class B common stock to Class A common stock immediately prior to the sales) and (ii) an aggregate of 36,384 shares of Class A common stock held through Spruce Trust, Oak Trust, Chestnut Trust, and Beech Trust, each an irrevocable non-grantor trust, of which Mr. Allaire’s legal counsel is the sole trustee and Mr. Allaire’s children are beneficiaries. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 30, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.

On March 6, 2026, Jeremy Fox-Geen, our Chief Financial Officer, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Fox-Geen’s plan provides for the sale of up to 153,549 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through November 30, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 30, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements. No trades will be effected under the plan until the expiration of Mr. Fox-Geen’s previously reported trading plan adopted on August 14, 2025.
On March 10, 2026, Heath Tarbert, our President, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Tarbert’s plan provides for the sale of up to 160,000 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through December 31, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 31, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements. No trades will be effected under the plan until the expiration of Mr. Tarbert’s previously reported trading plan adopted on August 14, 2025.
On March 10, 2026, Nikhil Chandhok, our Chief Product and Technology Officer, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Chandhok’s plan provides for the sale of up to 200,144 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through December 8, 2026. Mr. Chandhok’s plan also provides for the one time exercise of 660,000 options and permits Mr. Chandhok to execute a sell-to-cover transaction following the exercise of such options. The foregoing transactions will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 8, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements. No trades will be effected under the plan until the expiration of Mr. Chandhok’s previously reported trading plan adopted on August 15, 2025.
On March 9, 2026, Hossein Razzaghi, our Chief Commercial Officer, terminated his previous trading plan, entered into on August 27, 2025 before Mr. Razzaghi was an executive officer (the “Previous Razzaghi Plan”). As of the termination of the Previous Razzaghi Plan, 43,119 shares of our Class A common stock had been sold under the plan. The adoption and subsequent termination of the Previous Razzaghi Plan each occurred during an open trading window and in accordance with the Company’s policies. On March 10, 2026, Mr. Razzaghi entered into a new trading plan, intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Mr. Razzaghi’s plan provides for the sale of up to 113,122 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through December 10, 2026. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 10, 2026. The plan was adopted during an open trading window and includes a cooling off period consistent with SEC requirements.
Other than the foregoing, during the fiscal quarter ended March 31, 2026, no directors or other executive officers of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit		Incorporated by Reference

Number	Exhibit Description	Form	Date Filed	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	The cover page from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2026, formatted as in iXBRL and contained in Exhibit 101			X
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE INTERNET GROUP, INC.

Date: May 11, 2026	By:	/s/ Jeremy Allaire
Name: Jeremy Allaire
Title: Chief Executive Officer

CIRCLE INTERNET GROUP, INC.

Date: May 11, 2026	By:	/s/ Jeremy Fox-Geen
Name: Jeremy Fox-Geen
Title: Chief Financial Officer (Principal Financial Officer)