Form 10-K/A
period 2025-12-31
Circle Internet Group, Inc.
filed 2026-07-13
CIK 1876042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or Proxy Statement, filed pursuant to Regulation 14A with the Securities and Exchange Commission on April 1, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this “Amendment”) amends and supplements the Annual Report on Form 10-K of Circle Internet Group, Inc. (the “Company”) for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2026 (the “Original Form 10-K”), solely to provide the separate audited financial statements of the Circle Reserve Fund (the “Fund”), a money market fund managed by BlackRock Advisors, LLC, as required by Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audited financial statements of the Fund were not available at the time of the filing of the Original Form 10-K because the Fund has a fiscal year end of April 30. Accordingly, this Amendment hereby amends Part IV, Item 15 of the Original Form 10-K solely to include the audited financial statements of the Fund as of and for the year ended April 30, 2026, together with the related report of Deloitte & Touche LLP, the Fund’s independent registered public accounting firm. The consent of Deloitte & Touche LLP is hereby included as Exhibit 23.2 of this Amendment. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update, or restate any other information or disclosure included in the Original Form 10-K, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Form 10-K, except as expressly noted herein. This Amendment should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC. Without limiting the foregoing, this Amendment does not modify or update in any way the disclosures made in the Original Form 10-K affected by subsequent events, and does not reflect events occurring after the filing of the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit		Incorporated by Reference

Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.1+	Amended and Restated Certificate of Incorporation	8-K	6/6/2025
3.2+	Amended and Restated Bylaws	8-K	6/6/2025
10.1+#†	Collaboration Agreement, dated August 18, 2023, between Circle Internet Financial, LLC and Coinbase Global, Inc.	10-K	3/9/2026
10.2+#†	Stablecoin Ecosystem Agreement, dated November 14, 2024, between Circle Internet Financial, LLC and Coinbase Global, Inc.	S-1	4/1/2025
10.3+#†	Investors' Rights Agreement, dated July 1, 2024, between Circle Internet Group, Inc. and the holders named therein	S-1	4/1/2025
10.4+§	Employment Offer Letter of Jeremy Allaire	S-1	4/1/2025
10.5+§	Employment Offer Letter of Jeremy Fox-Geen	S-1	4/1/2025
10.6+§	Employment Offer Letter of Kash Razzaghi	10-K	3/9/2026
10.7+§	Employment Offer Letter of Heath Tarbert	S-1	4/1/2025
10.8+§	Employment Offer Letter of Nikhil Chandhok	S-1	4/1/2025
10.9+§	Circle Internet Financial Limited Share Award Scheme	S-1	4/1/2025
10.10+§	Circle Internet Group Inc. Share Award Plan	S-1	4/1/2025
10.11+§	Form of Circle Internet Group, Inc. Omnibus Incentive Plan	S-1	4/1/2025
10.12+§	Form of Circle Internet Group, Inc. Employee Stock Purchase Plan	S-1	4/1/2025
10.13+§	Circle Internet Group, Inc. Executive Severance Plan	S-1	4/1/2025
10.14†+§	Form of Executive Severance Plan Participation Agreement	S-1	4/1/2025
10.15+	Form of Indemnification Agreement for directors and executive officers	S-1	4/1/2025
10.16+§	Form of Circle Internet Group, Inc. Restricted Share Unit Award Agreement	S-1	5/16/2025
10.17+§	Form of Circle Internet Group, Inc. Incentive Share Option Award Agreement	S-1	5/16/2025
10.18+§	Form of Circle Internet Group, Inc. Non-Qualified Share Option Award Agreement	S-1	5/16/2025
10.19+§	Form of Circle Internet Group, Inc. Non-Employee Director Restricted Share Unit Award Agreement	S-1	5/16/2025
10.20+§	Circle Internet Group, Inc. Non-Employee Director Compensation Policy	10-K	3/9/2026
19.1+§	Circle Internet Group, Inc. Insider Trading Policy	10-K	3/9/2026
21.1+	List of subsidiaries	10-K	3/9/2026
23.1+	Consent of Deloitte & Touche LLP, independent registered public accounting firm for Circle Internet Group, Inc.	10-K	3/9/2026
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm for Circle Reserve Fund			X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
97+§	Compensation Recovery Policy	10-K	3/9/2026	X
99.1	April 30, 2026 Circle Reserve Fund Audited Financial Statements			X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted as in iXBRL and contained in Exhibit 101			X
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
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K/A and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE INTERNET GROUP, INC.

Date: July 13, 2026	By:	/s/ Jeremy Fox-Geen
Name: Jeremy Fox-Geen
Title: Chief Financial Officer