Form 10-Q
period 2026-06-30
Circle Internet Group, Inc.
filed 2026-08-05
CIK 1876042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 30, 2026, the registrant had outstanding 234,685,190, 19,190,691, and nil of shares of Class A, Class B, and Class C common stock, respectively, each with a par value of $0.0001.

Glossary
Definitions
We provide this glossary to help those reading this Form 10-Q understand the industry and other technical terms that are used in this Form 10-Q. For many of these terms, there is no generally accepted definition; in this glossary, we present our definition of such terms as used in this Form 10-Q.

•“Agent Stack” is our integrated suite of developer services and financial infrastructure products designed to enable autonomous artificial intelligence agents to function as independent economic actors. Agent Stack consists of four components: (i) Agent Wallets, policy-controlled programmable wallets that allow AI agents to hold, send, and receive USDC within defined permission and spending control parameters; (ii) Circle CLI (Command Line Interface), a programmatic interface through which developers and AI agents can access and build on our broader platform suite, including wallets, payments, and policy management; (iii) Agent Marketplace, a discovery and transaction layer through which AI agents can identify, engage, and pay for services provided by other agents or third-party providers, enabling machine-to-machine commerce; and (iv) Nanopayments, powered by Circle Gateway, a high-frequency micropayment protocol capable of processing USDC transfers in fractional amounts as small as $0.000001 without gas fees, designed to support the low-latency, high-volume transaction patterns characteristic of agentic workflows.

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

•“cirBTC” is a wrapped or tokenized representation of the Bitcoin (“BTC”) digital asset, issued by the Company, fully backed by an equivalent amount of native BTC.

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,730,126	$1,526,046
Cash and cash equivalents segregated for corporate-held stablecoins	889,311	822,963
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,161,172	75,067,932
Accounts receivable, net	105,431	62,866
Prepaid expenses and other current assets	283,578	321,660
Total current assets	76,169,618	77,801,467
Non-current assets:
Restricted cash	12,806	2,792
Investments	103,757	84,265
Fixed assets, net	22,177	22,791
Digital assets	106,539	86,515
Goodwill	265,742	265,742
Intangible assets, net	446,577	411,146
Deferred tax assets, net	11,354	11,110
Other non-current assets	26,890	27,379
Total assets	$77,165,460	$78,713,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$72,927,544	$74,912,567
Accounts payable and accrued expenses	418,588	360,609
Convertible debt, net of debt discount	—	36,821
Other current liabilities	256,021	18,398
Total current liabilities	73,602,153	75,328,395
Non-current liabilities:
Deferred tax liabilities, net	28,495	28,702
Other non-current liabilities	24,837	25,337
Total liabilities	$73,655,485	$75,382,434

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)	June 30, 2026	December 31, 2025
	(unaudited)
Commitments and contingencies (see Note 22)
Stockholders’ equity
Class A common stock ($0.0001 par value; 2.5 billion authorized as of June 30, 2026 and December 31, 2025; 233.5 million and 223.6 million issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	25	24
Class B common stock ($0.0001 par value; 500.0 million authorized as of June 30, 2026 and December 31, 2025; 19.2 million and 18.7 million issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	2	2
Class C common stock ($0.0001 par value; 500.0 million authorized as of June 30, 2026 and December 31, 2025; nil issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Treasury stock at cost (4.6 million and 4.7 million shares held as of June 30, 2026 and December 31, 2025, respectively)	(2,645)	(2,721)
Additional paid-in capital	4,693,986	4,610,216
Accumulated deficit	(1,189,235)	(1,292,709)
Accumulated other comprehensive income	6,449	14,515
Total stockholders' equity attributable to common stockholders	3,508,582	3,329,327
Noncontrolling interests	1,393	1,446
Total stockholders’ equity	3,509,975	3,330,773
Total liabilities and stockholders’ equity	$77,165,460	$78,713,207

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue and reserve income
Reserve income	$667,733	$634,274	$1,320,241	$1,192,185
Other revenue	33,582	23,804	75,207	44,466
Total revenue and reserve income	701,315	658,078	1,395,448	1,236,651
Distribution, transaction and other costs
Distribution and transaction costs	410,414	406,472	815,816	753,784
Other costs	2,056	470	3,435	805
Total distribution, transaction and other costs	412,470	406,942	819,251	754,589
Operating expenses
Compensation expenses	133,999	503,392	272,126	579,012
General and administrative expenses	66,273	43,140	123,534	73,824
Depreciation and amortization expenses	29,896	14,209	56,663	28,089
IT infrastructure costs	16,359	8,760	29,081	16,432
Marketing expenses	8,657	7,910	15,274	11,770
Digital assets losses (gains)	(698)	(693)	158	5,577
Total operating expenses	254,486	576,718	496,836	714,704
Operating income (loss) from continuing operations	34,359	(325,582)	79,361	(232,642)
Other income (expense), net	17,947	(160,421)	29,630	(163,524)
Net income (loss) from continuing operations before income taxes	52,306	(486,003)	108,991	(396,166)
Income tax expense (benefit)	4,092	(3,903)	5,531	21,143
Net income (loss) from continuing operations	48,214	(482,100)	103,460	(417,309)
Less: Net loss attributable to noncontrolling interests	(7)	—	(14)	—
Net income (loss) attributable to common stockholders	$48,221	$(482,100)	$103,474	$(417,309)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.19	$(4.48)	$0.42	$(5.04)
Diluted	$0.18	$(4.48)	$0.39	$(5.04)

Weighted-average common shares used in computing earnings (loss) per share attributable to common stockholders:
Basic	248,183	107,514	246,122	82,877
Diluted	268,637	107,514	267,940	82,877

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$48,221	$(482,100)	$103,474	$(417,309)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,945)	9,984	(8,117)	11,793
Unrealized gain (loss) on convertible notes – credit risk, net of tax	—	13	—	(71)
Total other comprehensive income (loss), net of tax	(1,945)	9,997	(8,117)	11,722
Less: other comprehensive loss attributable to noncontrolling interests	(27)	—	(51)	—
Total other comprehensive income (loss) attributable to common stockholders	(1,918)	9,997	(8,066)	11,722
Comprehensive income (loss) attributable to common stockholders	$46,303	$(472,103)	$95,408	$(405,587)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (unaudited)

	Temporary Equity		Permanent Equity
(in thousands)	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	228,286	$24	18,665	$2	4,692	$(2,721)	$4,610,216	$(1,292,709)	$14,515	$1,446	$3,330,773
Issuance of common stock upon exercise of stock options	—	—	2,483	1	60	—	—	—	14,411	—	—	—	14,412
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,688	—	60	—	—	—	(80,453)	—	—	—	(80,453)
Issuance of common stock upon exercise of warrants, net of provision for warrants in common stock	—	—	525	—	—	—	—	—	4,659	—	—	—	4,659
Re-issuance of treasury stock to Circle Foundation	—	—	—	—	—	—	(67)	38	7,699	—	—	—	7,737
Conversion of Class B common stock to Class A common stock	—	—	70	—	(70)	—	—	—	—	—	—	—	—
Conversion of convertible debt, net	—	—	465	—	—	—	—	—	39,382	—	—	—	39,382
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	37	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	61,279	—	—	—	61,279
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(6,148)	(24)	(6,172)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	(12)	—	—	12	—
Other	—	—	—	—	—	—	—	—	1,768	—	—	—	1,768
Net income	—	—	—	—	—	—	—	—	—	55,253	—	(7)	55,246
Balance at March 31, 2026	—	$—	233,554	$25	18,715	$2	4,625	$(2,683)	$4,658,949	$(1,237,456)	$8,367	$1,427	$3,428,631
Issuance of common stock upon exercise of stock options	—	—	1,737	—	1,969	—	—	—	27,216	—	—	—	27,216
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,092	—	20	—	—	—	(69,392)	—	—	—	(69,392)
Issuance of common stock upon exercise of warrants, net of provision for warrants in common stock	—	—	195	—	—	—	—	—	4,502	—	—	—	4,502
Re-issuance of treasury stock to Circle Foundation	—	—	—	—	—	—	(67)	38	5,373	—	—	—	5,411
Conversion of Class B common stock to Class A common stock	—	—	1,470	—	(1,470)	—	—	—	—	—	—	—	—
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	16	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	67,367	—	—	—	67,367
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(1,918)	(27)	(1,945)
Other	—	—	—	—	—	—	—	—	(29)	—	—	—	(29)
Net income	—	—	—	—	—	—	—	—	—	48,221	—	(7)	48,214
Balance at June 30, 2026	—	$—	238,064	$25	19,234	$2	4,558	$(2,645)	$4,693,986	$(1,189,235)	$6,449	$1,393	$3,509,975

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (unaudited)

	Temporary Equity		Permanent Equity
(in thousands)	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	139,762	$1,139,765	61,313	$6	—	$—	4,960	$(2,877)	$1,792,969	$(1,223,213)	$3,644	$—	$570,529
Issuance of common stock upon exercise of stock options	—	—	1,009	—	—	—	—	—	642	—	—	—	642
Issuance of common stock and preferred stock upon exercise of warrants	45	737	1,130	—	—	—	—	—	854	—	—	—	854
Warrants in common stock	—	—	—	—	—	—	—	—	1,064	—	—	—	1,064
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	1	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with business combinations	—	—	3,857	—	—	—	—	—	89,919	—	—	—	89,919
Stock-based compensation	—	—	—	—	—	—	—	—	15,440	—	—	—	15,440
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	1,725	—	1,725
Net income	—	—	—	—	—	—	—	—	—	64,791	—	—	64,791
Other	—	—	—	—	—	—	—	—	—	12	—	—	12
Balance at March 31, 2025	139,807	$1,140,502	67,310	$6	—	$—	4,960	$(2,877)	$1,900,888	$(1,158,410)	$5,369	$—	$744,976
Issuance of common stock upon exercise of stock options	—	—	946	—	—	—	—	—	6,157	—	—	—	6,157
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	19,900	2	—	—	—	—	570,127	—	—	—	570,129
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	5,518	—	—	—	—	—	362,191	—	—	—	362,191
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(139,807)	(1,140,502)	139,807	14	—	—	—	—	1,140,488	—	—	—	1,140,502
Conversion of Class A common stock to Class B common stock in connection with initial public offering	—	—	(19,580)	(2)	19,580	2	—	—	—	—	—	—	—
Warrants in common stock	—	—	—	—	—	—	—	—	4,501	—	—	—	4,501
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	13	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	14,474	—	—	—	14,474
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	9,997	—	9,997
Net loss	—	—	—	—	—	—	—	—	—	(482,100)	—	—	(482,100)
Other	—	—	—	3	—	—	—	—	1	—	—	—	4
Balance at June 30, 2025	—	$—	213,914	$23	19,580	$2	4,960	$(2,877)	$3,998,827	$(1,640,510)	$15,366	$—	$2,370,831

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss) from continuing operations	$103,460	$(417,309)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	56,663	28,089
Realized and unrealized losses (gains) on digital assets	6,375	7,189
Change in fair value of convertible debt, warrant liability, and embedded derivatives	6,716	170,106
Digital assets received for services	(15,960)	(9,416)
Equity securities received for services	(10)	(3,826)
Deferred taxes	705	(5,751)
Realized and unrealized losses (gains) on strategic investments	(6,226)	1,416
Losses on sale of long-lived assets	—	16
Stock-based compensation	105,435	447,682
Charitable contributions to Circle Foundation	13,148	—
Foreign currency remeasurement (gains) losses	(7,140)	8,763
Provision for warrants in common stock	9,161	5,565
Other non-cash items	3,614	2,290
Changes in operating assets and liabilities:
Accounts receivable, net	(24,482)	(8,635)
Prepaid expenses and other current assets	39,008	(42,104)
Accounts payable and accrued expenses	31,923	123,981
Other current liabilities	216,115	(4,340)
Net cash provided by operating activities	538,505	303,716
Cash flows from investing activities
Sale and return of investments	679	194
Purchase of investments	(11,735)	(6,370)
Business combinations, net of cash acquired	—	(7,734)
Proceeds from sale of digital assets	—	79
Capitalization of software development costs	(35,764)	(24,858)
Purchase of long-lived assets	(10,389)	(7,419)
Net cash used in investing activities	(57,209)	(46,108)
Cash flows from financing activities
Net changes in deposits held for stablecoin holders	(2,011,494)	17,339,497
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	572,558
Payment of withholding taxes on settlement of restricted stock units	(149,496)	(121,794)
Proceeds received from Employee Stock Purchase Plan	4,487	—
Payment of deferred offering costs	(365)	—
Proceeds from exercise of stock options	41,628	6,800
Net cash (used in) provided by financing activities	(2,115,240)	17,797,061

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Six Months Ended June 30,
	2026	2025
Effect of exchange rate changes on cash and cash equivalents, restricted and segregated cash	7,626	53,247
Net (decrease) increase in cash and cash equivalents, restricted and segregated cash	(1,626,318)	18,107,916
Cash and cash equivalents, restricted and segregated cash at the beginning of the period	77,419,733	44,967,604
Cash and cash equivalents, restricted and segregated cash at the end of the period	$75,793,415	$63,075,520
Cash and cash equivalents, restricted and segregated cash consisted of the following:
Cash and cash equivalents	$1,730,126	$1,118,119
Restricted cash	12,806	3,210
Cash and cash equivalents segregated for corporate-held stablecoins	889,311	588,271
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,161,172	61,365,920
Total cash and cash equivalents, restricted and segregated cash	$75,793,415	$63,075,520
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$(10,762)	$13,525
Cash paid for interest	$216	$180
Supplemental schedule of non-cash activities
Capitalized stock-based compensation expense related to internally developed software	$23,211	$68,348
Purchases of long-lived assets included in accounts payable and accrued expenses	$(20,000)	$(1,270)
Non-cash purchase of long-lived assets	$(200)	$—
Non-cash purchase of investments and digital assets	$(21,854)	$(379)
Non-cash proceeds from sale of digital assets	$2,851	$—
Conversion of convertible debt	$39,382	$—
Re-issuance of treasury stock to Circle Foundation	$13,148	$—
Net changes in stablecoins receivable	$—	$7,000
Net changes in the purchase and redemption of digital financial assets	$821	$(13,820)
Non-cash consideration for acquisitions	$(1,150)	$(89,919)
Unrealized (loss) gain on convertible notes - credit risk, net of tax	$—	$(71)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$1,140,502
Deferred offering costs not yet paid	$—	$2,794

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
In connection with the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, effective June 6, 2025 (the “Charter”), which authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of June 30, 2026.
Certain of our restricted stock units granted to employees included both a service condition and a liquidity-event related performance condition. The performance condition related to these awards was met upon the commencement of trading of our Class A common stock on the New York Stock Exchange. As a result, during the three and six months ended June 30, 2025, the Company recognized $423.8 million of stock-based compensation expense, net of $62.7 million of capitalized costs related to internally developed software, for the vesting of approximately 9.5 million shares of Class A common stock, 4.0 million of which were withheld for tax withholding requirements.
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
Reclassifications
Certain prior period amounts have been reclassified in order to conform with the current period presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited Condensed Consolidated Financial Statements taken as a whole and has no impact on previously reported total assets, total liabilities and net income.
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
Cash and Cash Equivalents
Cash and cash equivalents are cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. The Company holds certain U.S. Treasury securities included in Cash and cash equivalents and accounts for them as financial assets under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the securities. As of June 30, 2026 and December 31, 2025, U.S. Treasury securities included in Cash and cash equivalents were $150.8 million and nil, respectively. Changes in the fair value of these U.S. Treasury securities are included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations.

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
The Company accounts for the Fund as a financial asset under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the Fund. The shares of the Fund would otherwise be accounted for under the equity method pursuant to ASC 323, Equity Method and Joint Ventures, if the Company had not elected the fair value option. The Company measures fair value at the Fund’s net asset value per share. As of June 30, 2026 and December 31, 2025, balances held in the Fund included in Cash and cash equivalents segregated for the benefit of stablecoin holders were $61.9 billion and $66.3 billion, respectively, and the Fund has maintained a net asset value of $1.00 per share for all periods presented. In connection with the Fund, dividends receivable are included in Prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheets and dividend income is included in Reserve income on the unaudited Condensed Consolidated Statements of Operations.
Digital Assets
The Company receives, purchases, utilizes, and sells digital assets in the ordinary course of business and holds certain digital assets as investments. Digital assets are measured at fair value based on quoted market prices in active markets. If no quoted market price is available, digital assets are measured at fair value using a cost approach or other comparable approach. Changes in fair value of digital assets held in the ordinary course of business are recognized in Digital assets losses (gains) on the unaudited Condensed Consolidated Statements of Operations. Changes in fair value of digital assets held as investments are recognized in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Gains and losses upon sale of digital assets are measured as the difference between the cash proceeds and the carrying basis of the digital assets as determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets. These realized gains and losses on digital assets held in the ordinary course of business are recorded to Digital assets losses (gains), and realized gains and losses on digital assets held as investments are recorded to Other income (expense), net.

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
When the Company makes payments in the form of corporate-held stablecoins, the Company records an associated Deposits from stablecoin holders and records the cash associated with such stablecoins as Cash and cash equivalents segregated for the benefit of stablecoin holders. When such payments, in the form of corporate-held stablecoins, are for distribution, transaction and other costs or operating expenses incurred, the payments are presented on the unaudited Condensed Consolidated Statements of Cash Flows in the same manner as if such payments were settled in cash.
As of June 30, 2026 and December 31, 2025, the Company’s eligible liquid assets, which consist of cash and cash equivalents, were greater than the aggregate amount of custodial funds due to stablecoin holders.
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
The Company recognizes revenue from contracts with customers when, or as it satisfies its obligation to customers. Services include Subscription, Transaction and Other revenue. Reserve income, Treasury services income relating to Circle stablecoin lending services and Other interest income do not represent contracts with customers. Refer to Note 11 — Revenue Recognition for further details.
ARC Token Presale
During the three months ended June 30, 2026, the Company entered into token purchase agreements with certain institutional investors to sell ARC Tokens. Proceeds received from the ARC Token presale are recognized as deferred revenue until the Company's performance obligations under the token purchase agreements are satisfied. Upon satisfaction of the performance obligations, proceeds will be recognized as Other revenue on the unaudited Condensed Consolidated Statements of Operations because the sale and distribution of ARC Tokens are part of the Company's ongoing major or central operations. Refer to Note 11 — Revenue Recognition for further details.

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
The Company recognizes stock-based compensation expense, net of estimated forfeitures, using a fair-value based method for costs related to all equity awards issued under the equity incentive plans, including options and RSUs granted to employees, directors, and non-employees. Stock-based compensation expense is recognized and included in Compensation expenses on the unaudited Condensed Consolidated Statements of Operations.
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

The fair value of consideration transferred was approximately $100.1 million, subject to customary adjustments, consisting of $10.2 million in cash, including a purchase price adjustment of $0.3 million, and approximately 2.9 million shares of our Class A common stock. The intangible assets acquired consist of developed technology of $1.7 million and customer relationships of $2.8 million and were each assigned useful lives of two years. The fair value of the customer relationships were determined using the income approach, and the developed technology was determined using the cost approach. These valuations are considered Level 3 fair value measurements due to the use of unobservable inputs including projected timing and amounts of future revenues, cash flows, discount rates and current replacement costs. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and is attributable to Hashnote’s workforce and the synergies expected to arise from the acquisition. The Company does not expect goodwill to be deductible for income tax purposes.
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
Circle SBI Japan K.K.
In November 2025, Circle and SBI Holdings, Inc., (“SBI”), a third-party, each contributed Japanese Yen worth approximately $1.5 million to Circle SBI Japan K.K. (“Circle Japan”), an entity established to provide support in the distribution of USDC in Japan. The Company owns a 50% interest in Circle Japan and controls the variable interest entity as it has the power to direct the activities that most significantly affect the entity and it has the obligation to absorb losses and the right to receive benefits that could be significant to the entity. Therefore, the Company consolidates the assets and liabilities, which primarily consist of cash. There have been no significant operating results to date. SBI's equity interest and its attribution of net income and losses in Circle Japan are presented as noncontrolling interest on the unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. Noncontrolling interests are adjusted for the proportionate share of additional contributions and distributions, earnings or losses, and other comprehensive income or loss.
Malachite
In August 2025, the Company acquired Malachite, a core software component that enables blockchain networks to automatically reach agreement on the validity of transactions, from Informal Systems Inc. for total consideration of $15.0 million consisting of $3.0 million in cash and $12.0 million of shares of Class A common stock. The shares of Class A common stock will primarily be paid in three installments over a period of two years and based on the average closing price of the Company’s shares over a period of 20 trading days prior to each payment. Each payment will also be subject to certain customary adjustments. The obligation to deliver a variable number of shares for a predominantly fixed monetary amount represents a liability, and upon closing of the acquisition the Company recorded $7.8 million and $4.2 million to Other current liabilities and Other non-current liabilities, respectively, of which $2.4 million was paid as of June 30, 2026. The acquisition was accounted for as an asset acquisition, and substantially all of the fair value of the net assets acquired was attributable to intangible assets which are amortized over a period of two years from the time they were placed in service.

4. Leases
The Company leases facilities under non-cancelable operating leases. In addition to fixed monthly lease payments, the Company is required to pay operating expenses and real estate taxes for certain of these facilities.
The components of lease cost were as follows (in thousands):

Table 4.1. Lease Cost
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$843	$834	$1,673	$1,672
Short-term lease cost	$113	$165	$337	$332
Supplemental balance sheet information related to leases is as follows (in thousands):

Table 4.2. Details of Lease Right-of-use Assets and Liabilities
	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$15,162	$14,127

Operating lease liabilities - current	3,722	2,686
Operating lease liabilities - non-current	12,229	11,978
Total operating lease liabilities	$15,951	$14,664
Operating lease liabilities are included in Other current liabilities and Other non-current liabilities on the unaudited Condensed Consolidated Balance Sheets, while operating lease right-of-use assets are included in Other non-current assets on the unaudited Condensed Consolidated Balance Sheets.
Weighted-average lease terms and discount rates are as follows:

Table 4.3. Weighted-average Lease Terms and Discount Rates
	June 30, 2026	December 31, 2025
Weighted-average remaining lease term	6.4 years	7.4 years
Weighted-average discount rates	12.7%	13.4%
Maturities of lease liabilities under operating leases are as follows (in thousands):

Table 4.4. Maturities of Lease Liabilities
Years ending December 31,
2026 (remaining 6 months)	$2,188
2027	4,190
2028	3,132
2029	3,058
2030	3,119
Thereafter	8,825
Total lease payments	24,512
Less: imputed interest	8,561
Total lease liabilities	$15,951

5. Intangible assets, net
Intangible assets, net
The useful life of the Company’s finite-lived acquired intangible assets is as follows:

Table 5.1. Acquired Intangible Assets Useful Life
Acquired intangible assets	Useful life (years) at acquisition
Developed technology	2	~	6
Customer relationships	2
Regulatory licenses	5
Patents and trade name	2	~	17
Intangible assets consists of the following (in thousands):

Table 5.2. Details of Intangible Assets, net
As of June 30, 2026	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$339,210	$(210,867)	$128,343	1.3
Acquired intangible assets	68,309	(16,905)	51,404	6.6
Total amortizing intangible assets	$407,519	$(227,772)	$179,747
Indefinite-lived intangible assets
Acquired intangible assets	266,830	—	266,830
Total intangible assets, net	$674,349	$(227,772)	$446,577

As of December 31, 2025	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$279,472	$(161,666)	$117,806	1.5
Acquired intangible assets	38,109	(11,599)	26,510	3.0
Total amortizing intangible assets	$317,581	$(173,265)	$144,316
Indefinite-lived intangible assets
Acquired intangible assets	266,830	—	266,830
Total intangible assets, net	$584,411	$(173,265)	$411,146
During the three months ended June 30, 2026, the Company acquired blockchain technology in the form of patents for total consideration of $20.0 million. This resulted in the recognition of acquired intangible assets which are to be amortized over a period of 13 years.
Acquired intangible assets include certain technology that enhances cross-chain interoperability which was acquired from Interop Labs Inc. and Rapidx Labs, Inc. in January 2026 for total consideration of $10.0 million. The acquisition was accounted for as an asset acquisition, resulting in the recognition of intangible assets which are amortized over a period of two years.

Amortization expense of intangible assets, which is included within Depreciation and amortization expense on the unaudited Condensed Consolidated Statements of Operations, consists of the following (in thousands):

5.3. Details of Amortization Expense of Intangible Assets
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Internally developed software	$25,683	$12,288	$49,345	$24,404
Acquired intangible assets	3,196	1,334	5,306	2,684
Total amortization expense of intangible assets	$28,879	$13,622	$54,651	$27,088
The expected future amortization expense for intangible assets is as follows (in thousands):

Table 5.4. Future Amortization Expense of Intangible Assets
Years ending December 31,
2026 (remaining 6 months)	$61,462
2027	84,382
2028	16,197
2029	1,663
2030	1,663
Thereafter	14,380
Total amortization expense	$179,747
6. Fixed assets, net
The following table presents our major categories of fixed assets, net (in thousands):

Table 6.1. Details of Fixed Assets, net
	June 30, 2026	December 31, 2025
Computers & equipment	$6,987	$5,815
Leasehold improvements	20,288	20,102
Other	4,125	4,113
Total fixed assets	31,400	30,030
Less: accumulated depreciation	(9,223)	(7,239)
Total fixed assets, net	$22,177	$22,791
Depreciation expense was $1.0 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, which is included within Depreciation and amortization expense on the unaudited Condensed Consolidated Statements of Operations.

7. Digital assets
The composition of digital assets included the following (in thousands, except quantity):

Table 7.1. Details of Digital Assets
	June 30, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Canton Coin	384,446,370	$18,788	$54,306	367,760,063	$13,612	$56,028
Hyperliquid	501,459	22,557	32,548	81,437	4,578	2,072
Bitcoin(1)	76	2,497	4,481	73	2,255	6,409
Sui	4,086,013	8,888	2,821	3,838,405	8,599	5,385
Ether	1,718	4,398	2,700	1,747	4,529	5,188
Other digital assets(2)	n.m.	27,569	9,683	n.m.	22,302	11,433
Total digital assets		$84,697	$106,539		$55,875	$86,515
(1) Includes Circle-wrapped Bitcoin (“cirBTC”) as of June 30, 2026.
(2) Includes other digital asset balances, none of which individually represented more than 10% of the fair value of the total digital assets.
n.m.= not meaningful
As of June 30, 2026, there are certain digital assets with a total fair value of $1.6 million subject to various time-based contractual sale restrictions ranging from July 2026 until May 2030.
Digital assets losses (gains) consists of the following (in thousands):

Table 7.2. Digital assets losses (gains)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(Gains) losses on disposals of digital assets	$79	$(7)	$79	$(30)
Unrealized (gains) losses on changes in fair value of digital assets	(777)	(686)	79	5,607
Total	$(698)	$(693)	$158	$5,577
Refer to Note 12 for gains and losses on digital assets held for investments.
8. Investments
Strategic investments
The Company holds strategic investments in privately held companies as a part of the Company’s strategy to build partnerships across the digital asset ecosystem. The Company also receives certain equity instruments as consideration for services. The Company does not have the ability to exercise significant influence over operating and financial policies of these investments. The carrying amount of these investments was $103.8 million and $84.3 million as of June 30, 2026 and December 31, 2025, respectively, which are included in Investments on the unaudited Condensed Consolidated Balance Sheets. The Company primarily records these investments at cost adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment, referred to as the measurement alternative.
The Company’s investments carried under the measurement alternative are recorded at fair value on a non-recurring basis in periods after initial recognition. Investments carried at fair value under the measurement alternative are classified within Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. Any subsequent changes in value of these investments will be included as a part of Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations.

The changes in the carrying value of equity investments carried under the measurement alternative along with investments in limited partnerships and certain forward contracts to purchase a specified quantity of equity shares in private companies are presented below (in thousands):

Table 8.1. Changes in the Carrying Value of Equity Investments under Measurement Alternative
Balance as of December 31, 2025	$78,508
Net investments and returns in privately held companies	13,301
Upward adjustments	8,126
Downward adjustments	(1,621)
Realized gains (losses) and impairments	(258)
Balance as of June 30, 2026(1)	$98,056
(1) Excludes $5.7 million of strategic investments not accounted for under the measurement alternative as of June 30, 2026.

Balance as of December 31, 2024	$68,229
Net investments and returns in privately held companies	9,674
Upward adjustments	1,511
Downward adjustments	(3,156)
Realized gains (losses) and impairments	(217)
Balance as of June 30, 2025(1)	$76,041
(1) Excludes $7.8 million of strategic investments not accounted for under the measurement alternative as of June 30, 2025.
9. Derivatives and embedded derivatives
The Company enters into certain strategic investments in the form of forward contracts to purchase a specified quantity of digital assets. Certain of these contracts are accounted for as derivatives or investments with embedded derivatives, and we account for these derivatives and embedded derivatives within Investments on the unaudited Condensed Consolidated Balance Sheets. The derivatives and bifurcated embedded derivatives are marked to market through Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Embedded derivatives are presented together with the respective host contract on the unaudited Condensed Consolidated Balance Sheets.
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
The fair value of the Company’s derivatives and embedded derivatives are as follows (in thousands):

Table 9.1. Fair Value of Derivative and Embedded Derivative Assets and Liabilities
	June 30, 2026	December 31, 2025
Investments - embedded derivatives	$174	$899
Investments - derivatives	$448	$473
Accounts receivable, net - embedded derivatives	$17,476	$19,942
The following table summarizes notional amounts related to derivatives and embedded derivatives (in thousands):

Table 9.2. Notional Amounts of Derivative and Embedded Derivative Assets and Liabilities
	June 30, 2026	December 31, 2025
Investments - embedded derivatives	$3,393	$1,153
Investments - derivatives	$494	$582
Accounts receivable, net - embedded derivatives	$6,700	$4,000

Gains (losses) on derivatives and embedded derivatives included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations are as follows (in thousands):

Table 9.3. Gains (losses) on Derivatives and Embedded Derivatives
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investments - derivatives and embedded derivatives	$256	$1,209	$(161)	$(4,131)
Accounts receivable, net - embedded derivatives	$(2,836)	$(408)	$(3,997)	$(1,384)
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

Table 10.1. Fair Value Hierarchy
(in thousands)	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$63,402,001	$—	$—	$67,483,506	$—	$—
Digital assets	106,539	—	—	86,515	—	—
Digital financial assets	1,363	—	—	542	—	—
Investments - derivatives and embedded derivatives(2)(3)	—	622	—	—	1,372	—
Accounts receivable, net - embedded derivatives(4)	—	17,476	—	—	19,942	—
Total assets	$63,509,903	$18,098	$—	$67,570,563	$21,314	$—
Liabilities
Convertible debt, net of debt discount	$—	$—	$—	$—	$—	$36,821
Total liabilities	$—	$—	$—	$—	$—	$36,821
(1) Included $61.9 billion and $66.3 billion of Circle Reserve Fund as of June 30, 2026 and December 31, 2025, respectively, and $150.8 million and nil of U.S. Treasury securities as of June 30, 2026 and December 31, 2025, respectively.
(2) The fair value measurement is based on the quoted market price of the underlying digital asset.
(3) Excluded the host contract balance of $3.4 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively.
(4) Excluded the host contract balance of $6.7 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively.
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

Convertible debt, net of debt discount
On March 1, 2019, the Company issued a convertible note in connection with an acquisition. The note had an original par value of $24.0 million, a 2.9% interest rate, and matured on March 1, 2026. The note was convertible into Series E preferred stock prior to the IPO, and is convertible into Class A common stock after the IPO. In October 2025, certain holders of the Company’s convertible notes converted their principal and accrued interest balance of $11.0 million into approximately 675 thousand shares of Class A common stock at a conversion rate of $16.23 per share. In January 2026, the remaining holders of the Company’s convertible notes converted their principal and accrued interest balance of $7.5 million into approximately 465 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in January 2026 was approximately $39.4 million, substantially all of which was recorded to additional paid-in capital upon conversion. The Company elected the fair value option for recording this note. We measured the fair value of our convertible debt using the probability weighted “as converted” model. The change in fair value of the note is recorded in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. The changes in carrying value of convertible debt, net of debt discount are reflected in the following tables (in thousands):

Table 10.3. Changes in Carrying Value of Convertible Debt
Balance as of December 31, 2025	$36,821
Net discount on convertible notes	—
Capitalized interest	—
Fair value adjustment	2,558
Fair value adjustment – credit risk	—
Conversion of convertible notes	(39,379)
Balance as of June 30, 2026	$—

Balance as of December 31, 2024	$40,717
Net discount on convertible notes	420
Capitalized interest	334
Fair value adjustment	164,591
Fair value adjustment – credit risk	78
Balance as of June 30, 2025	$206,140
The following significant unobservable inputs were used in the valuation:

Table 10.4. Significant Unobservable Inputs
	June 30, 2026	December 31, 2025
Discount rate	—%	8.0%
Volatility	—%	44.8%
Risk-free rate	—%	3.7%
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

11. Revenue recognition
Disaggregation of Revenue

The following table summarizes the disaggregation of revenue by major product and service (in thousands):

Table 11.1. Revenue by Product and Service
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Reserve income	$667,733	$634,274	$1,320,241	$1,192,185
Other revenue
Subscription and services	28,156	17,784	63,017	36,495
Transaction revenue	5,330	5,825	12,060	7,451
Other	96	195	130	520
Total other revenue	33,582	23,804	75,207	44,466
Total revenue and reserve income	$701,315	$658,078	$1,395,448	$1,236,651
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
Other revenue is primarily generated from fees associated with certain non-recurring services and discontinued legacy products. Such customer contracts typically have one performance obligation and revenue is recognized at the point in time the services are provided.

Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue are reflected in the following table (in thousands):

Table 11.2. Changes in Deferred Revenue
Balance at December 31, 2025	$11,512
Deferred revenue billed in the current period, net of recognition	243,281
Revenue recognized that was included in the beginning period	(8,590)
Balance at June 30, 2026	$246,203

Balance at December 31, 2024	$13,390
Deferred revenue billed in the current period, net of recognition	10,413
Revenue recognized that was included in the beginning period	(15,296)
Balance at June 30, 2025	$8,507
During the three months ended June 30, 2026, we entered into token purchase agreements with certain institutional investors pursuant to which we agreed to issue and sell to such purchasers an aggregate of 807.5 million ARC Tokens. The ARC Tokens were offered and sold at a purchase price of $0.30 per token and resulting in aggregate gross proceeds to us of approximately $242.2 million, of which $222.0 million was received during the three months ended June 30, 2026. The aggregate gross proceeds were recognized as deferred revenue within Other Current Liabilities and any gross proceeds not yet received as of June 30, 2026 were recognized within Accounts Receivable, net on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2026.
On May 8, 2026, as part of the ARC Token presale, we entered into a token purchase agreement with an entity affiliated with IDG Capital, a beneficial holder of more than 5% of our capital stock, pursuant to which we agreed to issue and sell to such entity, an aggregate of 83.3 million ARC Tokens for a purchase price of $0.30 per token or $25.0 million in the aggregate. The amount of the token purchase by IDG Capital is included in, and not in addition to, the amounts noted in the preceding paragraph.
12. Other income (expense), net
The following table presents our major categories of Other income (expense), net (in thousands):

Table 12.1 Other income (expense), net
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Realized and unrealized gains (losses), net, on digital assets held for investment, other related investments, and strategic investments	$3,702	$5,738	$377	$(2,524)
Impairment losses on strategic investments	(115)	(506)	(366)	(506)
Interest income on corporate balances	14,517	9,952	28,226	17,917
Changes in fair value of convertible debt, warrant liability, embedded derivatives and U.S Treasury securities	(1,876)	(167,724)	(5,984)	(170,106)
Interest expense, net of amortization of discounts and premiums	(64)	(344)	(102)	(679)
Foreign currency exchange gains (losses)	1,475	(8,067)	6,596	(8,605)
Other, net	308	530	883	979
Total other income (expense), net	$17,947	$(160,421)	$29,630	$(163,524)

13. Income taxes
For the three months ended June 30, 2026 and 2025, the Company recorded consolidated income tax expense from continuing operations of $4.1 million and income tax benefit of $3.9 million, respectively, which represent effective tax rates of 7.8% and 0.8%, respectively.
For the six months ended June 30, 2026 and 2025, the Company recorded consolidated income tax expense from continuing operations of $5.5 million and $21.1 million, respectively, which represent effective tax rates of 5.1% and (5.3)%, respectively.
The Company’s income tax expense and effective tax rate can fluctuate period to period based on the levels of net income before income taxes, the mix of profits earned in various tax jurisdictions with differing statutory tax rates, the magnitude of non-deductible items and tax credits, changes in valuation allowances, and the impact of discrete items.
The income tax expense for the three and six months ended June 30, 2026 primarily consisted of income tax expense in non-U.S. jurisdictions, as federal and state net operating loss carryforwards and stock-based compensation deductions reduced U.S. taxable income. Income tax expense for the six months ended June 30, 2026 also included discrete tax expense items recognized in the first quarter of 2026, including certain prior-period tax adjustments. The Company continues to maintain a valuation allowance against certain U.S. deferred tax assets.
14. Debt
Convertible debt, net of debt discount
In March 2019, the Company issued a convertible promissory note in connection with an acquisition. Pursuant to the note agreement, the Company agrees to pay the holders the principal amount together with any interest on the unpaid principal balance for the note beginning on the date of the agreement. The note had an original principal amount of $24.0 million and was convertible into Series E preferred stock subject to the conversion provisions in the agreement. Subsequent to the IPO, the note is convertible into Class A common stock at a conversion rate of $16.23. The note matured on March 1, 2026, unless earlier converted, and has an annual interest rate of 2.9% due annually in arrears on the last day of each calendar year. The Company has elected the fair value option for recording its convertible notes on the unaudited Condensed Consolidated Balance Sheets, which are recorded at a net discount on acquisition date. The amortization of the debt discount and change in fair value of the convertible notes are included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations.
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
The fair value of outstanding convertible notes was nil and $36.8 million as of June 30, 2026 and December 31, 2025, respectively, and are reflected as Convertible debt, net of debt discount on the unaudited Condensed Consolidated Balance Sheets.
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

The Charter authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of June 30, 2026.
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
Stock Plans
As of June 30, 2026, there were 21.8 million shares of Class A common stock and Class B common stock subject to issued and outstanding stock options and RSUs under the stock award plans, 0.8 million shares of Class A common stock which have been issued in connection with business combinations and remain subject to continued vesting, and 0.3 million shares of Class A common stock issuable in connection with business combinations. In addition, under the stock award plans and the ESPP, there were 37.5 million shares and 8.1 million shares, respectively, of Class A common stock available for future issuance.
Warrants
In April 2023, the Company entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. The fair value of the warrants, approximately $80.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of ten years, a dividend yield of zero, volatility of 44%, and a risk-free rate of 3.45%. The warrants will be expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, 3.4 million of these warrants have expired, and none of the common shares associated with the remaining warrants have been exercised or forfeited.
In August 2023, the Company entered into an agreement with a digital asset exchange to grant warrants to purchase up to 3.6 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $25.09 per share. They expire five years from the grant date and the vesting of the warrants is subject to a performance condition. The fair value of the warrants, approximately $43.9 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of five years, a dividend yield of zero, volatility of 51%, and a risk-free rate of 4.38%. The warrants will be expensed over the requisite service period if and when the achievement of the performance condition is probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the performance condition had not been met, and none of the common shares associated with these warrants have been exercised, forfeited, or expired.

In December 2024, the Company entered into an agreement with a commercial counterparty which included the issuance of warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants vest based upon the achievement of certain performance conditions to be achieved within a three-year period for the benefit of the Company. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The fair value of the warrants, approximately $56.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of six years, a dividend yield of zero, volatility of 53%, and a risk-free rate of 4.43%. The warrants are expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. During the three months ended June 30, 2026 and 2025, there was $4.5 million and $4.6 million in distribution and transaction costs related to the warrants, respectively, and during the six months ended June 30, 2026 and 2025, there was $9.2 million and $5.6 million in distribution and transaction costs related to the warrants, respectively. As of June 30, 2026, 1.0 million of these warrants have vested, and the counterparty elected to exercise 0.3 million and 1.0 million of the warrants during the three and six months ended June 30, 2026, respectively, resulting in the net issuance of approximately 0.2 million and 0.7 million shares of Class A common stock during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, none of the common shares associated with these warrants have been forfeited or expired.
Donations to Circle Foundation
In March 2025, the Company’s board of directors approved the reservation of up to 2,682,392 shares of Class A common stock, which represented approximately 1% of our capital stock on the date it was approved by our board of directors. The shares may be issued to or for the benefit of the Circle Foundation, a donor-advised fund, in installments over 10 years.
During the three and six months ended June 30, 2026, the Company re-issued 67,060 and 134,120 shares of Treasury stock, respectively, reserved for the benefit of the Circle Foundation. As a result of this equity contribution, the Company recorded a charge of $5.4 million and $13.1 million for the three and six months ended June 30, 2026, respectively, to General and administrative expenses on the unaudited Condensed Consolidated Statements of Operations.
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

17. Stock-based compensation

Stock-based compensation expense was $53.6 million and $435.0 million for the three months ended June 30, 2026 and 2025, respectively, and $105.4 million and $447.7 million for the six months ended June 30, 2026 and 2025, respectively. The capitalized stock-based compensation expense related to internally developed software was $13.8 million and $65.6 million for the three months ended June 30, 2026 and 2025, and $23.2 million and $68.3 million for the six months ended June 30, 2026 and 2025, respectively.

Stock options
Granted stock options generally have vesting periods ranging from 12 months to 48 months, and expire 10 years after the initial grant date.
A summary of outstanding stock options activities for the six months ended June 30, 2026 and 2025 is presented below:

Table 17.1. Summary of Outstanding Stock Options Activities
	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	13,450	$11.36	4.2	$919,115
Options exercised	(6,249)	6.66
Balance as of June 30, 2026	7,201	$15.43	5.0	$346,981
Exercisable at June 30, 2026	6,754	$13.35	4.8	$334,180

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	22,751	$8.48	5.5	$522,900
Options exercised	(1,955)	3.48
Options forfeited	(93)	20.62
Balance as of June 30, 2025	20,703	$8.90	4.6	$3,568,967
Exercisable at June 30, 2025	19,630	$7.84	4.5	$3,404,931
As of June 30, 2026, unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested stock options that are expected to vest was $8.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.
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
Prior to the IPO, we had not recognized stock-based compensation expense related to certain RSU awards as the qualifying liquidity-event related performance condition had not yet occurred and was not considered probable of occurring. As the performance condition related to these awards was met upon commencement of trading of the Company's Class A common stock on the NYSE, the Company recognized stock-based compensation expense of $423.8 million, net of $62.7 million of capitalized costs related to internally developed software, associated with the vesting of RSUs for which the service-based condition had also been met. Stock-based compensation expense related to remaining service-based awards after the IPO is recorded over the remaining requisite service period.

A summary of RSUs activities for the six months ended June 30, 2026 and 2025 is as follows:

Table 17.2. Summary of Restricted Stock Units Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2025	14,711	$35.16
RSUs granted	5,213	$71.71
RSUs vested	(4,636)	$34.67
RSUs forfeited	(653)	$40.09
Balance as of June 30, 2026	14,635	$48.12

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	19,943	$30.85
RSUs granted	7,129	$31.13
RSUs vested	(9,543)	$33.37
RSUs forfeited	(714)	$29.67
Balance as of June 30, 2025	16,815	$29.58
As of June 30, 2026, unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested RSUs that are expected to vest was $408.7 million, which is expected to be recognized over a weighted-average period of 3.2 years.
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

Table 17.3. Summary of Shares Issued for Business Combinations Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2025	1,744	$33.75
Shares vested	(650)	$31.16
Balance as of June 30, 2026	1,094	$35.28

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	548	$47.82
Shares issued	1,473	$31.16
Shares forfeited	(6)	$47.82
Balance as of June 30, 2025	2,015	$35.64
As of June 30, 2026 unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested shares and warrants issued for business combinations that are expected to vest was $25.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

ESPP
The Company's ESPP became effective on June 4, 2025, with the grant date of the initial offering period beginning on March 5, 2026. Refer to Note 2 for additional details regarding the Company's ESPP.
As of June 30, 2026, $4.5 million has been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions. As of June 30, 2026, there was approximately $0.8 million of unrecognized stock-based compensation cost net of estimated forfeitures related to the ESPP, which is expected to be recognized over a remaining period of 0.2 years.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model. The weighted average assumptions utilized in the valuation of ESPP purchase rights are presented below:

Table 17.4. ESPP Valuation Assumptions
June 30,
2026
Risk-free interest rate	3.65%
Expected term (years)	0.5
Expected volatility	49.33%
Expected annual dividend	—

18. Earnings (loss) per share
The computation of earnings (loss) per share attributable to common stockholders is as follows (in thousands, except per share amounts):

Table 18.1. Earnings (loss) per share
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$48,214	$(482,100)	$103,460	$(417,309)
Less: Net loss attributable to noncontrolling interests	(7)	—	(14)	—
Net income (loss) attributable to common stockholders	$48,221	$(482,100)	$103,474	$(417,309)

Net income (loss) available to common stockholders - basic and diluted	$48,221	$(482,100)	$103,474	$(417,309)

Weighted-average common shares – basic	248,183	107,514	246,122	82,877
Add: Weighted-average effect of dilutive securities	20,454	—	21,818	—
Weighted-average common shares – diluted	268,637	107,514	267,940	82,877

Earnings (loss) per common share attributable to common stockholders:
Basic	$0.19	$(4.48)	$0.42	$(5.04)
Diluted	$0.18	$(4.48)	$0.39	$(5.04)
The outstanding securities that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

Table 18.2. Potentially Dilutive Securities
	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options and RSUs	766	37,518	765	37,518
Common stock in connection with business combinations	—	2,103	—	2,103
Convertible debt, net of debt discount	—	1,125	—	1,125
Total	766	40,746	765	40,746

19. Accumulated other comprehensive income
Following is a summary of the changes in each component of accumulated other comprehensive income (in thousands):

Table 19.1. Accumulated Other Comprehensive Income
	Three Months Ended June 30,
	2026	2025
Beginning balance	$8,367	$5,369
Pre-tax change – Foreign currency translation adjustment	(1,945)	9,984
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	—	13
Tax effect	—	—
Total accumulated other comprehensive income including noncontrolling interest, net of tax	6,422	15,366
Pre tax change - Foreign currency translation adjustment attributable to noncontrolling interest	27	—
Total accumulated other comprehensive income attributable to common stockholders, net of tax	$6,449	$15,366

Table 19.2. Accumulated Other Comprehensive Income
	Six Months Ended June 30,
	2026	2025
Beginning balance	$14,515	$3,644
Pre-tax change – Foreign currency translation adjustment	(8,117)	11,793
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	—	(78)
Tax effect	—	7
Total accumulated other comprehensive income including noncontrolling interest, net of tax	6,398	15,366
Pre tax change - Foreign currency translation adjustment attributable to noncontrolling interest	51	—
Total accumulated other comprehensive income attributable to common stockholders, net of tax	$6,449	$15,366
20. Prepaid expenses and other current assets
Prepaid expenses and other current assets include the following (in thousands):

Table 20.1 Details of Prepaid Expenses and Other Current Assets
	June 30, 2026	December 31, 2025
Reserve income receivable	$193,581	$219,221
Prepaid expenses	28,497	24,243
Digital financial assets	1,363	542
Income tax receivable	51,828	65,060
Other	8,309	12,594
Total prepaid expenses and other current assets	$283,578	$321,660

21. Accounts payable and accrued expenses
Accounts payable and accrued expenses include the following (in thousands):

Table 21.1 Details of Accounts Payable and Accrued Expenses
	June 30, 2026	December 31, 2025
Accrued distribution costs	$105,799	$119,038
Stablecoin redemptions in transit	149,016	80,593
Accrued expenses	116,209	114,272
Accounts payable	23,399	24,733
Income taxes payable	3,499	1,632
Other payables	20,666	20,341
Total accounts payable and accrued expenses	$418,588	$360,609
22. Commitments and contingencies
Legal matters
The Company is subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business. The Company is also subject to regulatory oversight by numerous regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss on the unaudited Condensed Consolidated Financial Statements.
The Company is in a dispute with a financial advisor regarding advisory fees related to two engagement letters between the parties. In 2022, the Company’s Board of Directors passed resolutions terminating the engagement letters. The financial advisor has subsequently asserted that the terminations of the engagement letters are ineffective and has demanded fees and interest for various transactions. The Company believes it has properly and effectively terminated the engagement letters with the financial advisor, and strenuously disputes the financial advisor’s demand for any fees in connection with the transactions, which have all been conducted without the financial advisor’s assistance. On May 28, 2024, the financial advisor filed a lawsuit regarding the dispute, now pending in the U.S. District Court for the Southern District of New York. The operative complaint alleges, among other things, that the terminations of both engagement letters are ineffective and demands, among other relief, fees and interest for various transactions that occurred after termination of the engagement letters, including the Company’s IPO and follow-on public offering. The Company does not believe that the outcome of the dispute at this point can be reasonably quantified or estimated.
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
23. Subsequent events
On July 9, 2026, the Company received final approval from the U.S. Office of the Comptroller of the Currency (“OCC”) to establish First National Digital Currency Bank, N.A., a national trust bank that will operate under the name Circle National Trust. Circle National Trust opened on July 24, 2026 and is subject to direct federal oversight by the OCC. At opening, Circle National Trust offers fiduciary digital asset custody services to the Company and its affiliates.
On July 31, 2026, the Company received a limited purpose trust charter from the New York Department of Financial Services to establish Circle Internet Trust Company LLC, a New York trust company.

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
Executive Overview
In the second quarter of 2026, we continued building the infrastructure for an open, programmable internet financial system by scaling adoption of USDC and expanding our platform across product and network milestones.

During the second quarter of 2026 (compared to the second quarter of 2025):
•USDC in circulation grew 19% to $73.3 billion; USDC onchain transaction volume grew 151% to $14.8 trillion.
•Total revenue and reserve income grew 7% to $701 million.
•Net income (loss) from continuing operations increased by $530 million to $48 million.
•Adjusted EBITDA grew 14% to $143 million.
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
We are building a full-stack internet financial platform business anchored by our stablecoin network. Our business is organized around three reinforcing pillars: (i) Arc, an open Layer-1 blockchain network and related developer/interoperability infrastructure; (ii) Circle Digital Assets and Services, including USDC, EURC, USYC, cirBTC, and related liquidity infrastructure such as Circle Mint and xReserve; and (iii) Circle Applications, including products like CPN and StableFX that deliver real-world utility on Arc and across a multichain ecosystem. The three pillars of our platform are designed to reinforce one another: Arc is expected to provide an enterprise-grade foundation for stablecoin finance and consumer-scale applications; Circle Digital Assets and related services supply trusted units of value and liquidity infrastructure; and Circle Applications translate that infrastructure into real-world utility for institutions, developers, and end-users.
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

Circle stablecoins and related reserve income
We currently derive a substantial majority of our revenue from reserve income on the reserve assets backing our stablecoins, USDC and EURC. Reserve income was 95.2% and 94.6% of our total revenue in the three and six months ended June 30, 2026, respectively. Reserve income was 96.4% of our total revenue in both the three and six months ended June 30, 2025. We earn reserve income on the reserve assets backing our stablecoins in circulation at interest rates close to the prevailing SOFR during the applicable periods. We term the rate of return generated on assets held in reserve as the “reserve return rate”. See “—Key operating indicators and financial results” for the calculation of reserve return rate. The reserve income that we generate is a function of (i) our stablecoins in circulation over a given period and (ii) the reserve return rate.
Other products
In addition to revenue from reserve income on the reserve assets backing our stablecoins, we continue to expand product offerings and services that benefit from and support the growth of our platform and the utility of Circle Digital Assets. Our other products contributed between 4.8% and 5.4% of Circle’s total revenue in both the three and six months ended June 30, 2026, respectively. Our other products contributed 3.6% of Circle's total revenue in both the three and six months ended June 30, 2025. We believe these and other new product and service offerings will contribute to the growth of our platform and the use of Circle Digital Assets, and over time drive a flywheel of growth that has been the hallmark of successful internet-driven networks. We also expect growth in our network to drive increases in our stablecoins in circulation and thereby drive our reserve income. We anticipate growing these offerings in the coming years, diversifying our revenue profile.
These offerings include:
•Arc Blockchain and Related Developer Infrastructure – Arc is our open, Layer-1 blockchain purpose-built to bring real world economic activity onchain, supported by our Agent Stack (consisting of Agent Wallets, Nanopayments, Agent Marketplace and Circle CLI), core developer services (including App Kits, Circle Wallets and Circle Contracts) and interoperability services (including CCTP and Gateway) designed to reduce complexity and help developers and enterprises build and operate onchain applications that move value across networks.
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
Recent Developments
Arc and the ARC Token
As previously announced in October 2025, we launched the public testnet of Arc, our open, Layer-1 blockchain network purpose-built to unite programmable money and onchain innovation with real-world economic activity. As of June 30, 2026, since the launch of Arc testnet in October 2025, Arc testnet has processed 502 million cumulative transactions and 2.8 million cumulative transacting wallets. Private mainnet was launched in May 2026, with 100 + partners as of July 20, 2026, spanning capital markets, digital assets, payments, and technology. Building on this momentum and continued ecosystem engagement, we expect to launch Arc on mainnet in September 2026.
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
During the three months ended June 30, 2026, we entered into token purchase agreements with certain institutional investors, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 807.5 million ARC Tokens. The offer and sale of the tokens pursuant to the token purchase agreements was conducted as a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder. Each purchaser has agreed to a lock-up restriction prohibiting the direct or indirect sale, transfer, assignment or other disposition of any ARC Tokens acquired in the presale for a period of not less than one year from the date of the Arc network’s transition to a Proof-of-Stake or a delegated Proof-of-Stake consensus mechanism, and may be subject to additional restrictions on transfer until the date that is four years following such transition date.
The ARC Tokens were offered and sold at a purchase price of $0.30 per token, implying a fully diluted network valuation of $3.0 billion and resulting in aggregate gross proceeds to us of approximately $242.2 million. The token purchase agreements and related agreements provide for repayment rights in specified circumstances, including if the ARC Tokens are not delivered or if the Arc network has not completed the transition to a Proof-of-Stake or a delegated Proof-of-Stake consensus mechanism on or before May 8, 2028, or if certain purchaser-specific legal, regulatory, or compliance-related conditions are not satisfied.
Please see the section titled “Part II, Item 1A. Risk Factors—Risks Related to Arc and ARC Tokens” of the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2026 for additional discussion about Arc and the ARC Token.
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

Key Operating Indicators and Financial Results
We regularly review several key operating and non-GAAP financial indicators to evaluate our performance and trends and inform management’s budgets, financial projections, and strategic decisions. The following table presents our key operating and financial results, as well as the relevant GAAP measures, for the periods indicated:
CCT

(dollar amounts are in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Key operating indicators:
USDC in circulation, end of period(1)	$73,269	$61,333	$73,269	$61,333
USDC in circulation, average of period(1)	$76,524	$61,039	$75,865	$57,574
Reserve return rate	3.5%	4.1%	3.5%	4.2%
USDC on platform, end of period	$12,442	$6,040	$12,442	$6,040
USDC on platform, daily weighted-average percentage	19.5%	7.4%	18.3%	6.6%
Key financial results:
Total revenue and reserve income	$701	$658	$1,395	$1,237
Revenue less distribution costs(2)	$289	$251	$576	$482
RLDC Margin(3)	41%	38%	41%	39%
Net income (loss) from continuing operations	$48	$(482)	$103	$(417)
Net income (loss) from continuing operations margin(4)	7%	(73)%	7%	(34)%
Adjusted EBITDA(5)	$143	$126	$295	$248
Adjusted EBITDA Margin(5)	50%	50%	51%	52%

(1) When calculating USDC in circulation, we exclude: (a) “tokens allowed but not issued,” which are tokens that exist on the Algorand, Hedera, Polkadot, and Solana blockchains due to the technical implementation of USDC on those blockchains. These tokens are held by us in restricted, segregated “tokens allowed but not issued” blockchain addresses. We do not receive any funds for their creation, and they are not redeemable for the U.S. dollar. These tokens are restricted for use while held in such blockchain addresses. These tokens cannot be redeemed for the U.S. dollar as the private keys are securely controlled by us and the blockchain addresses are not configured to allow redemption requests to be established by Circle Mint. When a minting request is received for USDC on these blockchains and the funds underlying such request are received, the corresponding amount of “tokens allowed but not issued” is transferred from the segregated “tokens allowed but not issued” addresses to the minting address via a system controlled process administered by us, at which point the tokens are considered to be USDC in circulation; (b) “access denied tokens,” which are tokens that are restricted from being accessed by the holder to comply with a law, regulation, or legal order from a duly recognized and authorized court of competent jurisdiction, or governmental or other authority with jurisdiction over us. When these tokens were originally issued (i.e., before they were restricted from being accessed), we received the equivalent amount of fiat currency in connection with their original minting. Upon determination that a token should be an “access denied token,” we restrict the access of the holder to such token and transfer the reserves relating to such token to a segregated bank account specifically for “access denied tokens.” The assets in such segregated bank account constitute a component of USDC reserves, and we do not extinguish the associated liability until the segregated reserve funds are transferred to the relevant law enforcement agency or government body or until the access denial request is reversed and a subsequent redemption request is made by the stablecoin holder. As of June 30, 2026 and 2025, there were $123.2 million and $166.6 million of “access denied tokens,” respectively; and (c) “pending burns”, which are USDC balances held within our smart contracts that are pending finalization on the blockchain. We exclude these tokens because they are not used for transactions and thus do not reflect our platform’s breadth, which as noted below, is the principal purpose for which we present USDC in circulation, end of period and USDC in circulation, average of period. We include corporate-held USDC (i.e., USDC held by us), as we routinely use USDC to pay for distribution, transaction, and other costs as well as operating expenses and thus corporate-held USDC contributes to our platform’s breadth. As of June 30, 2026 and 2025, there were $889.3 million and $588.3 million of corporate-held USDC, respectively.
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

(dollar amounts and meaningful wallets are in millions)	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Important Platform Metrics
USDC minted	$83,004	$42,174	$156,543	$95,396
USDC redeemed	$86,784	$40,817	$158,540	$77,920
Stablecoin market share, end of period	27%	28%	27%	28%
Meaningful wallets, end of period	7.01	5.66	7.01	5.66
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
We incur distribution costs to incentivize distributors to use and distribute our stablecoins, for example, Coinbase, Binance, and others. Under the Collaboration Agreement, Coinbase receives allocations based on the amount of USDC held on its platform after our issuer retention, and Coinbase also receives half of the remaining amount tied to broader ecosystem growth after amounts paid to any approved third-party ecosystem participants pursuant to our Stablecoin Ecosystem Agreement. These deductions are accounted for as components of the overall arrangement with Coinbase as we are not providing a distinct service to issue stablecoins and manage the associated reserves. The Collaboration Agreement is accounted for as an executory contract and reflected in Distribution and transaction costs on our unaudited Condensed Consolidated Statements of Operations. During the three months ended June 30, 2026 and 2025, we incurred $324.6 million and $332.3 million, respectively of distribution costs in connection with our agreements with Coinbase, and during the six months ended June 30, 2026 and 2025, we incurred $655.3 million and $635.5 million respectively, of distribution costs in connection with our agreements with Coinbase. We expect our distribution expense to increase in the future, as we add distributors and approved participants. Our distribution expense will also increase to the extent our reserve income increases over time. We also anticipate new distribution arrangements may differ depending on our negotiations with our distributors and the circumstances in our evolving industry.
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
Other costs
Other costs primarily comprise expenses incurred as a result of facilitating and delivering products and services, including certain fees related to the issuance of USYC and other costs to participate in activities that enhance the utility of Circle Digital Assets, Circle Applications and our infrastructure.
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
General and administrative expenses
General and administrative expenses include costs incurred to support our business operations. Specifically, expenses incurred related to insurance policies, dues and subscriptions, legal and professional services, bank fees, rent, travel and business lodging, and contributions and donations. We expect general and administrative expenses to grow as we continue to invest to support the overall growth of our business.
Depreciation and amortization expenses
Depreciation and amortization expenses are incurred from the amortization of internally developed software, and from the amortization of intangible assets acquired in business combinations and asset acquisitions such as technology platforms, customer relationships, brand names, and licenses. We expect that our depreciation and amortization expenses will increase in future periods as we continue to invest in the development of our various digital platforms.
IT infrastructure costs
IT infrastructure costs include costs incurred in operating and maintaining our platform, including network, website hosting, and infrastructure costs. IT infrastructure costs also include software and technology costs incurred to support our general business operations including cloud hosting costs, cybersecurity, electronic communications archiving software, change management, and compliance technology such as AML and KYC software, as well as costs related to the use of AI-enabled tools and capabilities. We expect IT infrastructure costs to grow as we continue to support the overall growth of our business.

Marketing expenses
Marketing expenses are incurred to drive additional customers to our platform, capitalize on cross-sell opportunities from our customer base, and build awareness of our products and brand with the objective of growing our customer base. We expect marketing expenses to grow as we continue to support the overall growth of our business.
Digital assets losses (gains)
Digital assets are measured at fair value. Fair value measurements for digital assets are based on quoted market prices in active markets. Gains and losses upon sale of digital assets are measured as the difference between the proceeds and the carrying basis of the digital assets as determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets.
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
•Interest income on corporate cash and cash equivalents balances;
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

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$667,733	$634,274	$33,459	5.3%
Other revenue	33,582	23,804	9,778	41.1%
Total revenue and reserve income	701,315	658,078	43,237	6.6%
Distribution, transaction and other costs
Distribution and transaction costs	410,414	406,472	3,942	1.0%
Other costs	2,056	470	1,586	337.4%
Total distribution, transaction and other costs	412,470	406,942	5,528	1.4%
Operating expenses
Compensation expenses	133,999	503,392	(369,393)	(73.4%)
General and administrative expenses	66,273	43,140	23,133	53.6%
Depreciation and amortization expenses	29,896	14,209	15,687	110.4%
IT infrastructure costs	16,359	8,760	7,599	86.7%
Marketing expenses	8,657	7,910	747	9.4%
Digital assets losses (gains)	(698)	(693)	(5)	n.m.
Total operating expenses	254,486	576,718	(322,232)	(55.9%)
Operating income (loss) from continuing operations	34,359	(325,582)	359,941	n.m.
Other income (expense), net	17,947	(160,421)	178,368	n.m.
Net income (loss) from continuing operations before income taxes	52,306	(486,003)	538,309	n.m.
Income tax expense (benefit)	4,092	(3,903)	7,995	204.8%
Net income (loss) from continuing operations	48,214	(482,100)	530,314	n.m.
Less: Net loss attributable to noncontrolling interests	(7)	—	(7)	n.m.
Net income (loss) attributable to common stockholders	$48,221	$(482,100)	$530,321	n.m.
n.m.= not meaningful
Revenue and reserve income
Reserve income. Reserve income increased by $33.5 million, or 5.3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, of which approximately $147.4 million of the increase is attributable to a 25.2% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins, as well as expanded strategic partnerships and integrations. This was largely offset by a decrease of approximately $113.9 million attributable to a 66 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.
Other revenue. Other revenue increased by $9.8 million, or 41.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to an $11.1 million increase driven by additional integration services performed, as well as an increase in fund management fees and redemption fees related to our Circle Tokenized Funds and Circle stablecoins, respectively, offset by a $1.5 million decrease in the redemption fees related to our Circle Tokenized Funds.

Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $3.9 million, or 1.0%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, largely driven by an $11.4 million increase in distribution costs due to increased activity with new and existing strategic distribution partnerships. This is largely offset by a $7.7 million decrease in distribution costs paid to Coinbase due to a decrease in Coinbase's share of the total average USDC on-platform balances.
Other costs. Other costs increased by $1.6 million, or 337.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, largely driven by a $1.4 million increase in incentive costs for USYC issuance resulting from increased activity.
Operating Expenses
Compensation expenses. Compensation expenses decreased by $369.4 million, or 73.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, driven by $423.8 million of stock-based compensation expense recognized during the three months ended June 30, 2025 related to the vesting of RSUs, for which the service-based condition had been met prior to the IPO, and the liquidity-event related performance condition was met upon the completion of the IPO and upon the commencement of trading of our Class A common stock on the NYSE during the three months ended June 30, 2025. Excluding the above impact, there was an increase of $42.5 million in stock-based compensation expense and an increase of $9.8 million in salaries, wages and bonus expenses, both of which were due to an increase in average headcount.
General and administrative expenses. General and administrative expenses increased by $23.1 million, or 53.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, largely driven by a $12.8 million increase in legal, professional and consulting fees, a $2.8 million increase in travel and entertainment costs due to Company events and associated travel expenses, a $2.2 million increase in contributions and donations, and a $1.8 million increase in audit and related fees.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $15.7 million, or 110.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to a $13.4 million and $1.9 million increase in amortization expense of internally developed software and acquired intangible assets, respectively.
IT infrastructure costs. IT infrastructure costs increased by $7.6 million, or 86.7%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to a $4.5 million increase in software support and license costs to facilitate infrastructure build-out and enhanced product offerings and a $3.1 million increase in costs related to use of AI-enabled tools and capabilities.
Marketing expenses. Marketing expenses increased by $0.7 million, or 9.4%, for the three months ended June 30, 2026, compared to three months ended June 30, 2025, driven by a $0.9 million increase in spending on marketing, advertising and sponsorship campaigns, offset by a decrease of $0.2 million in conference expenses.
Digital assets losses (gains). Digital assets losses (gains) remained flat for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Other income (expense), net. Other income (expense), net changed by $178.4 million, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to the non-recurrence of prior-year fair value losses of $168.5 million related to the convertible notes that converted into Class A common stock in the first quarter of 2026. In addition, there was a $9.5 million increase in income from favorable foreign currency exchange rate movements and a $4.6 million increase in interest income received on corporate cash and cash equivalents balances.
Income tax expense (benefit). Income tax expense (benefit) increased by $8.0 million, or 204.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase primarily reflects significant incremental U.S. tax benefits recognized in the prior-year quarter from IPO-related stock-based compensation deductions, which partially offset previously accrued U.S. income tax expense.

	Six Months Ended June 30,
	2026		2025	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$1,320,241		$1,192,185	$128,056	10.7%
Other revenue	75,207		44,466	30,741	69.1%
Total revenue and reserve income	1,395,448		1,236,651	158,797	12.8%
Distribution, transaction and other costs
Distribution and transaction costs	815,816		753,784	62,032	8.2%
Other costs	3,435		805	2,630	326.7%
Total distribution, transaction and other costs	819,251		754,589	64,662	8.6%
Operating expenses
Compensation expenses	272,126		579,012	(306,886)	(53.0%)
General and administrative expenses	123,534		73,824	49,710	67.3%
Depreciation and amortization expenses	56,663		28,089	28,574	101.7%
IT infrastructure costs	29,081		16,432	12,649	77.0%
Marketing expenses	15,274		11,770	3,504	29.8%
Digital assets losses (gains)	158		5,577	(5,419)	(97.2%)
Total operating expenses	496,836		714,704	(217,868)	(30.5%)
Operating income (loss) from continuing operations	79,361		(232,642)	312,003	n.m.
Other income (expense), net	29,630		(163,524)	193,154	n.m.
Net income (loss) from continuing operations before income taxes	108,991		(396,166)	505,157	n.m.
Income tax expense (benefit)	5,531		21,143	(15,612)	(73.8%)
Net income (loss) from continuing operations	103,460		(417,309)	520,769	n.m.
Less: Net loss attributable to noncontrolling interests	(14)	—	—	(14)	n.m.
Net income (loss) attributable to common stockholders	$103,474		$(417,309)	$520,783	n.m.
n.m.= not meaningful
Revenue and reserve income
Reserve income. Reserve income increased by $128.1 million, or 10.7%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, of which approximately $348.0 million of the increase is attributable to a 31.7% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins, as well as expanded strategic partnerships and integrations. This was largely offset by a decrease of approximately $220.0 million which was attributable to a 66 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.
Other revenue. Other revenue increased by $30.7 million, or 69.1%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to a $31.4 million increase driven by additional integration services performed, blockchain rewards revenue, and higher fund management fees and redemption fees related to our Circle Tokenized Funds and Circle stablecoins, respectively, offset by a $1.4 million decrease in the redemption fees related to our Circle Tokenized Funds.
Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $62.0 million, or 8.2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven by a $42.0 million increase in distribution costs due to increased activity with new and existing strategic distribution partnerships and a $19.8 million increase in distribution costs paid to Coinbase due to increased reserve income partially offset by a decrease in Coinbase's share of the total average USDC on-platform balances.
Other costs. Other costs increased by $2.6 million, or 326.7%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, largely driven by a $2.2 million increase in incentive costs for USYC issuance resulting from increased activity.

Operating Expenses
Compensation expenses. Compensation expenses decreased by $306.9 million, or 53.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven by $423.8 million of stock-based compensation expense recognized during the six months ended June 30, 2025 related to the vesting of RSUs, for which the service-based condition had been met prior to the IPO, and the liquidity-event related performance condition was met upon the completion of the IPO and upon the commencement of trading of our Class A common stock on the NYSE during the six months ended June 30, 2025. Excluding the above impact, there was an increase of $81.6 million in stock-based compensation expense and a $20.5 million increase in salaries, wages and bonus expenses, both of which were due to an increase in average headcount. Additionally, there was an $11.8 million increase in payroll taxes primarily related to the vesting of equity awards.
General and administrative expenses. General and administrative expenses increased by $49.7 million, or 67.3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, largely driven by a $24.7 million increase in legal, professional and consulting fees, an $8.0 million increase in contributions and donations, a $7.1 million increase in travel and entertainment costs due to Company events and associated travel expenses, and a $2.7 million increase in business insurance costs.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $28.6 million, or 101.7%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to a $24.9 million and $2.6 million increase in amortization expense of internally developed software and acquired intangible assets, respectively.
IT infrastructure costs. IT infrastructure costs increased $12.6 million, or 77.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to an $8.6 million increase in software support and license costs to facilitate infrastructure build-out and enhanced product offerings, and a $4.1 million increase in costs related to use of AI-enabled tools and capabilities.
Marketing expenses. Marketing expenses increased by $3.5 million, or 29.8%, for the six months ended June 30, 2026, compared to six months ended June 30, 2025, driven by a $2.4 million increase in spending on marketing, advertising and sponsorship campaigns, and a $1.1 million increase in conference expenses.
Digital assets losses (gains). Digital assets losses (gains) changed by $5.4 million, or 97.2% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, largely due to $4.5 million in losses recognized during the six months ended June 30, 2025 related to the deprecation of certain legacy products.
Other income (expense), net. Other income (expense), net changed by $193.2 million, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to the non-recurrence of prior-year fair value losses of $162.0 million related to the convertible notes that converted into Class A common stock in the first quarter of 2026. In addition, there was a $15.2 million increase in income from favorable foreign currency exchange rate movements, a $10.3 million increase in interest income received on corporate cash and cash equivalents balances, and a $7.5 million increase from favorable changes in unrealized gains and losses on investments.
Income tax expense (benefit). Income tax expense (benefit) decreased by $15.6 million, or 73.8% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower U.S. income tax expense, as federal and state net operating loss carryforwards and stock-based compensation deductions reduced U.S. taxable income in 2026. The decrease was partially offset by IPO-related stock-based compensation tax benefits recognized in the prior-year period.

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

(in thousands, except percentage information)	June 30, 2026	December 31, 2025	$ Change	% Change
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins)	$2,619,437	$2,349,009	$270,428	11.5%
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,161,172	75,067,932	(1,906,760)	(2.5%)
Accounts receivable, net	105,431	62,866	42,565	67.7%
Prepaid expenses and other current assets	283,578	321,660	(38,082)	(11.8%)
Non-current assets:
Investments	103,757	84,265	19,492	23.1%
Fixed assets, net	22,177	22,791	(614)	(2.7%)
Digital assets	106,539	86,515	20,024	23.1%
Intangible assets, net	446,577	411,146	35,431	8.6%
Deferred tax assets, net	11,354	11,110	244	2.2%
Other non-current assets	26,890	27,379	(489)	(1.8%)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$72,927,544	$74,912,567	$(1,985,023)	(2.6%)
Accounts payable and accrued expenses	418,588	360,609	57,979	16.1%
Convertible debt, net of debt discount	—	36,821	(36,821)	(100.0%)
Other current liabilities	256,021	18,398	237,623	n.m.
Non-current liabilities:
Deferred tax liabilities, net	28,495	28,702	(207)	(0.7%)
Other non-current liabilities	24,837	25,337	(500)	(2.0%)
Stockholders’ equity:
Additional paid-in capital	4,693,986	4,610,216	83,770	1.8%
Accumulated deficit	(1,189,235)	(1,292,709)	103,474	8.0%
Total stockholders’ equity	3,509,975	3,330,773	179,202	5.4%
n.m.= not meaningful
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
Current assets
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins). Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins) increased by $270.4 million, or 11.5%, as of June 30, 2026, compared to December 31, 2025. Refer to “— Liquidity and Capital Resources — Cash Flows” below for further discussion on the net cash flows from operating activities, investing activities and financing activities during the period.

Cash and cash equivalents segregated for the benefit of stablecoin holders. Cash and cash equivalents segregated for the benefit of stablecoin holders decreased by $1.9 billion, or 2.5%, as of June 30, 2026, compared to December 31, 2025, due to a $2.0 billion decrease in USDC in circulation. Refer to “— Liquidity and Capital Resources — Composition of USDC reserves” below for further discussion of the composition of the reserves.
Accounts receivable, net. Accounts receivable, net increased by $42.6 million, or 67.7%, as of June 30, 2026, compared to December 31, 2025, driven by a $28.0 million increase in accounts receivables related to integration services for new blockchain launches and maintenance and support fees and a $20.2 million increase from the ARC Token presale, offset by a $5.8 million increase in provision for expected credit losses and a decrease due to unfavorable changes in the fair value of certain embedded derivatives associated with digital assets receivable for integration services.
Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased by $38.1 million, or 11.8%, as of June 30, 2026, compared to December 31, 2025, driven by a $25.6 million decrease in reserve income receivables due to lower average interest rates and reduced average holdings, and a $13.2 million decrease in income tax receivables.
Non-current assets
Investments. Investments increased by $19.5 million, or 23.1%, as of June 30, 2026 compared to December 31, 2025, due to a $12.4 million increase in new strategic investments and a $6.5 million increase due to net unrealized gains on certain investments.
Digital assets. Digital assets increased by $20.0 million, or 23.1%, as of June 30, 2026 compared to December 31, 2025, due to a $19.3 million increase in purchases of digital assets, a $5.4 million increase in blockchain rewards revenue, and a $4.0 million increase in digital assets received for services, offset by an $8.8 million decrease due to mark-to-market fluctuations in prices of digital assets.
Intangible assets, net. Intangible assets, net increased $35.4 million, or 8.6%, as of June 30, 2026 compared to December 31, 2025, due to a $20.0 million increase in acquired patents, a $10.5 million increase in capitalization of internally developed software, net of amortization, and a $7.9 million increase in acquired intangible assets, net of amortization, related to an asset acquisition that closed in January 2026.
Current liabilities
Deposits from stablecoin holders. Deposits from stablecoin holders decreased by $2.0 billion, or 2.6%, as of June 30, 2026, compared to December 31, 2025. Refer to the “Cash and cash equivalents segregated for the benefit of stablecoin holders” narrative above for further discussion.
Accounts payable and accrued expenses. Accounts payable and accrued expenses increased by $58.0 million, or 16.1%, as of June 30, 2026, compared to December 31, 2025, due to a $68.4 million increase in stablecoin redemption liabilities, a $20.0 million increase related to an acquisition of patents, offset by a $29.5 million decrease in accrued compensation expenses primarily driven by payments of the year-end accrued bonus and payroll taxes in the first quarter of 2026.
Convertible debt, net of debt discount. Convertible debt, net of debt discount decreased by $36.8 million, or 100.0%, as of June 30, 2026, compared to December 31, 2025, due to the conversion of the outstanding convertible notes into Class A common stock in the first quarter of 2026.
Other current liabilities. Other current liabilities increased by $237.6 million, as of June 30, 2026, compared to December 31, 2025, due to a $242.2 million increase in deferred revenue related to the ARC Token presale during the second quarter of 2026.
Stockholders’ equity
Stockholders’ equity. Stockholders' equity increased by $179.2 million, or 5.4%, as of June 30, 2026, compared to December 31, 2025, largely due to a $128.6 million increase in stock-based compensation, $103.5 million of net income attributable to common stockholders recognized during the six months ended June 30, 2026, a $41.6 million increase resulting from the issuance of common stock upon the exercise of stock options, and a $39.4 million increase due to the conversion of the outstanding convertible notes into Class A common stock. This increase is offset by a $149.8 million decrease related to the issuance of common stock upon the settlement of RSUs, net of shares withheld.

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
Beginning in the first quarter of 2026, we have amended the above definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation, because these taxes are directly related to stock-based compensation expense which is already excluded from Adjusted EBITDA. These expenses represent employer payroll taxes related to the vesting and settlement of certain equity awards, and are variable with our stock price and other factors outside of our control. The change had no effect on the prior periods presented.
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

The following table reconciles Adjusted EBITDA to net income (loss) from continuing operations, the most closely comparable GAAP financial measure, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$48,214	$(482,100)	$103,460	$(417,309)
Less: Net loss attributable to noncontrolling interests	(7)	—	(14)	—
Net income (loss) attributable to common stockholders	$48,221	$(482,100)	$103,474	$(417,309)
Adjusted for:
Depreciation and amortization expenses	29,896	14,209	56,663	28,089
Interest expense, net of amortization of discounts and premiums	64	344	102	679
Interest income (1)	(14,517)	(9,952)	(28,226)	(17,917)
Income tax expense (benefit)	4,092	(3,903)	5,531	21,143
Stock-based compensation expense and related payroll taxes(2)	61,236	434,966	123,660	447,682
Legal expenses(3)	10,341	1,706	17,360	3,611
Realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments	(3,702)	(5,738)	(377)	2,524
Impairment losses on strategic investments	115	506	366	506
Acquisition-related costs(4)	1,920	—	3,790	535
Change in fair value of convertible debt, warrant liability, embedded derivatives and U.S. Treasury securities	1,876	167,724	5,984	170,106
Charitable contributions to Circle Foundation(5)	5,411	—	13,148	—
Losses on sale of long-lived assets	—	4	—	16
Foreign currency exchange (gains) losses	(1,475)	8,067	(6,596)	8,605
Adjusted EBITDA	$143,478	$125,833	$294,879	$248,270

(1)Reflects interest income from corporate cash and cash and cash equivalents balances. For the avoidance of doubt, this amount does not include the impact of reserve income.
(2)Beginning in the first quarter of 2026, we have amended the definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation. We did not retrospectively apply this change to prior periods. For the three months ended June 30, 2026 and 2025, the payroll tax expense related to stock-based compensation was $7.6 million and $7.2 million, respectively. For the six months ended June 30, 2026 and 2025, the payroll tax expense related to stock-based compensation was $18.2 million and $7.2 million, respectively.
(3)Reflects litigation expenses related to the FT Partners litigation, legal and settlement expenses related to legacy businesses, and legal fees and other costs related to one-time regulatory matters. Refer to Note 22 to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a summary of certain of these legal matters.
(4)Reflects special one-time compensation related to an asset acquisition that closed in January 2026, and one-time legal and professional services costs related to the Hashnote acquisition in January 2025, for the three and six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, we had total liquidity sources of $2.6 billion, which consisted of $1.7 billion in Cash and cash equivalents and $889.3 million in Cash and cash equivalents segregated for corporate-held stablecoins on the unaudited Condensed Consolidated Balance Sheets. We believe our operating cash flows, together with our total liquidity sources on hand, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form 10-Q. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we continue to invest in the expansion of our products and services. Operating payments made in the form of corporate-held stablecoins are utilized and presented on the unaudited Condensed Consolidated Statements of Cash Flows in the same manner as if such payments were settled in cash. Refer to Note 2 Deposits from Stablecoin Holders on the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional details regarding the accounting for the use of corporate-held stablecoins on our unaudited Condensed Consolidated Statements of Cash Flows.
Cash and cash equivalents segregated for the benefit of stablecoin holders was $73.2 billion and $75.1 billion as of June 30, 2026 and December 31, 2025, respectively. This represents cash and cash equivalents maintained in segregated reserve accounts. We segregate the use of the assets underlying the customer funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to stablecoin holders.
Off-Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

(in millions, except percentages)	June 30, 2026	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Asset Class	Fair Value	Average Yield	Average Yield	Fair Value	Average Yield	Average Yield
Cash	$11,428	2.98%	2.97%	$8,233	3.45%	3.45%
Circle Reserve Fund	$61,917	3.57%	3.58%	$53,165	4.24%	4.25%
As of June 30, 2026 and 2025, USDC reserves held as cash balances at banks (labeled as “Cash” in the table above) significantly exceeded the FDIC insurance limit of $250,000 per financial institution. As of June 30, 2026 and 2025, FDIC deposit insurance related to financial institutions where USDC reserves were held was limited to an aggregate amount of $1.8 million (representing seven FDIC-insured financial institutions) and $1.3 million (representing five FDIC-insured financial institutions), respectively. The liabilities related to Deposits from stablecoin holders on the unaudited Condensed Consolidated Balance Sheets are not covered by FDIC deposit insurance.

As of June 30, 2026, approximately 84% of USDC reserves are held in the Circle Reserve Fund. The remaining amount is held in cash distributed across multiple banks. We allocate USDC reserves across the different types of reserve assets in accordance with our reserve management standard in a manner designed to ensure available liquidity to meet redemption requests.
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
Warrants
In April 2023, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. As of June 30, 2026, 3.4 million of these warrants have expired. The vesting conditions for the remaining warrants have not been met, and none of the common shares associated with these warrants have been exercised or forfeited.
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

In December 2024, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a three-year period. As of June 30, 2026, 1.0 million of these warrants have vested, and the counterparty elected to exercise 0.3 million and 1.0 million of the warrants during the three and six months ended June 30, 2026, respectively, resulting in the net issuance of approximately 0.2 million and 0.7 million shares of Class A common stock during the three and six months ended June 30, 2026, respectively. None of the common shares associated with these warrants have been forfeited or expired.
Other commitments and contingencies
Our commitments for facilities' leases under non-cancelable operating leases amounted to $24.5 million as of June 30, 2026. As of the date of this Form 10-Q, we did not have any other material commitments for cash expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated:

(in millions)	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$539	$304
Net cash used in investing activities	(57)	(46)
Net cash (used in) provided by financing activities	(2,115)	17,797
Operating Activities
Net cash provided by operating activities was $538.5 million and $303.7 million for the six months ended June 30, 2026 and 2025, respectively, resulting in an increase of $234.8 million. The increase in net cash provided by operating activities was primarily driven by favorable changes in net working capital for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 of $193.7 million, which was driven by $222.0 million in proceeds received from the sale of our ARC tokens during the second quarter of 2026. Additionally, net income after adjusting for non-cash items increased by $41.1 million. The increase was primarily driven by higher revenues less distribution costs, partially offset by an increase in cash-based operating expenses.
Investing Activities
Net cash used in investing activities was $57.2 million for the six months ended June 30, 2026, primarily driven by $35.8 million in capitalization of software development costs, $11.7 million in purchases of strategic investments, and $10.4 million in purchases of long-lived assets. Net cash used in investing activities was $46.1 million for the six months ended June 30, 2025, primarily driven by $24.9 million in capitalization of software development costs, $7.7 million in net cash consideration related to the Hashnote acquisition, $7.4 million in purchases of long-lived assets and $6.4 million in purchases of strategic investments.

Financing Activities
Net cash used in financing activities was $2.1 billion for the six months ended June 30, 2026, reflecting a $2.0 billion decrease in net changes in deposits held for stablecoin holders primarily due to a decrease in USDC in circulation, and a decrease from $149.5 million of payments of withholding taxes on settlement of restricted stock units. Net cash provided by financing activities was $17.8 billion for the six months ended June 30, 2025, reflecting a $17.3 billion increase in net changes in deposits held for stablecoin holders primarily due to an increase in USDC in circulation, and $572.6 million in proceeds received from the issuance of common stock in connection with the IPO, net of underwriting discounts and commissions and offering costs.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for updates to disclosures of accounting standards required to be adopted in the future.

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
In the following analysis, we modeled the impact of hypothetical changes in interest rates on our reserve income and distribution and transaction costs for the following twelve-month period. We assume that the amount of USDC in circulation throughout this period is equal to the amount of USDC in circulation as of June 30, 2026, due to the inherent uncertainties described above in respect of predicting or forecasting USDC in circulation; such changes in interest rates occur on July 1, 2026 and are held constant through the period and impact all reserve assets equally; and our allocation of reserve assets do not change, as we are unable to predict the market and yield reactions to interest rate changes. The table below summarizes the hypothetical impact on our operating results for the following twelve-month period based on our internal modeling, which are subject to uncertainties and limitations as discussed above (in millions):

Change in interest rates from average yield of 3.49% in June 2026	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,475	$720
+100 bps	$737	$360
-100 bps	$(737)	$(360)
-200 bps	$(1,475)	$(720)

Change in interest rates from average yield of 4.26% in June 2025	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,235	$631
+100 bps	$618	$315
-100 bps	$(618)	$(315)
-200 bps	$(1,235)	$(631)
Foreign currency risk
Our reporting currency is the U.S. dollar and the functional currency of our international operations is its local currency. The assets and liabilities of each of our international operations are translated into dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in Other income (expense), net on our unaudited Condensed Consolidated Statements of Operations. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. A 10.0% increase or decrease in current exchange rates would not have a material effect on our operating results or financial condition for the three and six months ended June 30, 2026 and 2025.

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

Item 1A. Risk Factors
Our business and Class A common stock are subject to many risks, as more fully described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 9, 2026 and our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2026. Except as set forth below, there have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2025 Annual Report on Form 10-K filed with the SEC on March 9, 2026 and Part II, Item 1A — “Risk Factors” of the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Risks Related to Artificial Intelligence
Issues relating to the development and use of artificial intelligence in our business could result in reputational harm, competitive harm, and legal liability, and could adversely affect our business, operating results, and financial condition.
We use, and may increasingly use, artificial intelligence, machine learning, generative artificial intelligence, and other automated technologies (collectively, “AI”) in our business, including in fraud detection, transaction monitoring, compliance, reserve analytics, smart contract development, customer support, and developer tools, and we may incorporate these technologies into or alongside our products and services, including in connection with agentic payment capabilities. We anticipate that AI will become increasingly important to our operations in the future. Our competitors and other third parties may incorporate AI into their businesses or offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, results of operations, financial condition, and prospects.

Our use of AI may result in new or expanded risks and liabilities, including due to regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, and other factors that could adversely affect our reputation, business, results of operations, financial condition, and prospects. Evolving legal frameworks and guidance, including the EU AI Act, other international regulatory regimes, and emerging U.S. federal and state rules and industry standards governing AI may require us and our third-party developers to incur significant costs to modify, maintain, or align our business practices, services, and products to comply with applicable requirements, the nature of which remains unclear and may be inconsistent from jurisdiction to jurisdiction.

There can be no assurance that our use of AI will enhance our products or services, produce the intended results, or be beneficial to our business. AI systems are complex and may be flawed, reflect unwanted bias, or produce outputs that are incorrect, incomplete, or inconsistent with our policies, regulatory obligations, or applicable law, including with respect to financial data, compliance determinations, and customer-facing communications. Because transactions on our platform and on blockchain networks may be difficult to reverse, errors involving AI-enabled tools could result in losses that are not readily remediable. Consumer and institutional attitudes toward AI are evolving, and concerns about automated decision-making, privacy, transparency, or other ethical considerations could reduce trust in our products or platform or deter adoption of AI-enabled features in our products and services. If our AI systems produce, or are alleged to produce, inaccurate, deficient, or biased outputs, our reputation, business, results of operations, financial condition, and prospects could be adversely affected.

Other risks associated with the use of AI tools could include unauthorized use of our confidential information, or that of our users or third parties, in user prompts, code outputs that are potentially not protectable under copyright, reproduction of our code in code outputs to third parties, use of data without sufficient oversight and governance to ensure its responsible and ethical use, disclosure of our confidential or personal information, or that of our users or third parties in the output of the tools, the use of user prompts by licensors of these tools for training purposes or other unauthorized purposes, our use of output violating third-party copyrights or other intellectual property rights and/or adverse impacts by unforeseen defects, technical challenges, cybersecurity threats, or material performance issues. As a result, we could be subject to lawsuits by parties claiming intellectual property infringement, breach of confidential information, and data privacy claims. We could also suffer loss of confidentiality, trade secret rights, or other intellectual property or proprietary rights, suffer harm to our reputation or incur liability resulting from harm to individuals, civil claims, or the violation of laws or contracts to which we are a party.

Moreover, our collaborators or other third-party service providers may also incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to intellectual property, data privacy, and cybersecurity. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal data, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable intellectual property and information, cause us to breach applicable laws and regulations, or otherwise adversely impact our business.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
In the second quarter of 2026, we issued an aggregate of approximately 0.2 million shares of Class A common stock to warrant holders upon the cashless exercise of those warrants. The warrants were issued in December 2024 to a commercial counterparty. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a three-year period. As of June 30, 2026, 1.0 million of these warrants have vested, and the counterparty elected to exercise 0.3 million and 1.0 million of the warrants during the three and six months ended June 30, 2026, respectively, which resulted in the net issuance of approximately 0.2 million and 0.7 million shares of Class A common stock during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, none of the common shares associated with these warrants have been forfeited or expired. No underwriters were involved in this transaction. The transaction was exempt from registration under Section 3(a)(9) of the Securities Act in that the securities were issued upon conversion of existing securities.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
During the fiscal quarter ended June 30, 2026, no directors or executive officers of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit		Incorporated by Reference

Number	Exhibit Description	Form	Date Filed	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	The cover page from the Company’s Quarterly Form on Form 10-Q for the quarter ended June 30, 2026, formatted as in iXBRL and contained in Exhibit 101			X
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE INTERNET GROUP, INC.

Date: August 5, 2026	By:	/s/ Jeremy Allaire
Name: Jeremy Allaire
Title: Chief Executive Officer

CIRCLE INTERNET GROUP, INC.

Date: August 5, 2026	By:	/s/ Jeremy Fox-Geen
Name: Jeremy Fox-Geen
Title: Chief Financial Officer (Principal Financial Officer)