Form 10-Q
period 2026-09-30
Circle Internet Group, Inc.
filed 2026-11-04
CIK 1876042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

CIRCLE INTERNET GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-42671	99-2840247
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
One World Trade Center, New York, NY 10007
(332) 334-0660
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CRCL	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 29, 2026, the registrant had outstanding 237,492,044, 19,061,060, and nil of shares of Class A, Class B, and Class C common stock, respectively, each with a par value of $0.0001.

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

•“ARC token” is the native coordination asset of the Arc network under a Proof-of-Stake consensus mechanism.

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

•“Circle Digital Assets” are our digital assets, USDC, EURC, USYC, and cirBTC, which serve as fundamental units of value for onchain economic coordination.

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

•“secured overnight financing rate” or “SOFR” is a benchmark interest rate published by the Federal Reserve Bank of New York that reflects the cost of borrowing cash overnight collateralized with U.S. Treasury securities.

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,699,951	$1,526,046
Cash and cash equivalents segregated for corporate-held stablecoins	1,016,461	822,963
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,574,857	75,067,932
Accounts receivable, net	67,972	62,866
Stablecoins receivable, net	5,540	—
Prepaid expenses and other current assets	334,448	321,660
Total current assets	76,699,229	77,801,467
Non-current assets:
Restricted cash	2,814	2,792
Investments	124,356	84,265
Fixed assets, net	21,150	22,791
Digital assets	130,014	86,515
Goodwill	265,742	265,742
Intangible assets, net	446,352	411,146
Deferred tax assets, net	9,079	11,110
Other non-current assets	27,203	27,379
Total assets	$77,725,939	$78,713,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$73,451,092	$74,912,567
Accounts payable and accrued expenses	290,764	360,609
Convertible debt, net of debt discount	—	36,821
Other current liabilities	73,479	18,398
Total current liabilities	73,815,335	75,328,395
Non-current liabilities:
Deferred tax liabilities, net	27,228	28,702
Other non-current liabilities	19,488	25,337
Total liabilities	$73,862,051	$75,382,434

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)	September 30, 2026	December 31, 2025
	(unaudited)
Commitments and contingencies (see Note 22)
Stockholders’ equity
Class A common stock ($0.0001 par value; 2.5 billion authorized as of September 30, 2026 and December 31, 2025; 237.1 million and 223.6 million issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	25	24
Class B common stock ($0.0001 par value; 500.0 million authorized as of September 30, 2026 and December 31, 2025; 19.1 million and 18.7 million issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	2	2
Class C common stock ($0.0001 par value; 500.0 million authorized as of September 30, 2026 and December 31, 2025; nil issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Treasury stock at cost (4.5 million and 4.7 million shares held as of September 30, 2026 and December 31, 2025, respectively)	(2,607)	(2,721)
Additional paid-in capital	4,823,113	4,610,216
Accumulated deficit	(963,211)	(1,292,709)
Accumulated other comprehensive income	5,138	14,515
Total stockholders' equity attributable to common stockholders	3,862,460	3,329,327
Noncontrolling interests	1,428	1,446
Total stockholders’ equity	3,863,888	3,330,773
Total liabilities and stockholders’ equity	$77,725,939	$78,713,207

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue and reserve income
Reserve income	$657,624	$711,241	$1,977,865	$1,903,426
Other revenue	207,264	28,518	282,471	72,984
Total revenue and reserve income	864,888	739,759	2,260,336	1,976,410
Distribution, transaction and other costs
Distribution and transaction costs	409,169	447,199	1,224,985	1,200,983
Other costs	2,465	413	5,900	1,218
Total distribution, transaction and other costs	411,634	447,612	1,230,885	1,202,201
Operating expenses
Compensation expenses	124,130	129,295	396,256	708,307
General and administrative expenses	59,542	45,477	183,076	119,301
Depreciation and amortization expenses	34,169	23,002	90,832	51,091
IT infrastructure costs	17,919	9,401	47,000	25,833
Marketing expenses	11,318	5,623	26,592	17,393
Digital assets losses (gains)	(2,158)	(1,671)	(2,000)	3,906
Total operating expenses	244,920	211,127	741,756	925,831
Operating income (loss) from continuing operations	208,334	81,020	287,695	(151,622)
Other income (expense), net	19,915	72,071	49,545	(91,453)
Net income (loss) from continuing operations before income taxes	228,249	153,091	337,240	(243,075)
Income tax expense (benefit)	2,237	(61,294)	7,768	(40,151)
Net income (loss) from continuing operations	226,012	214,385	329,472	(202,924)
Less: Net loss attributable to noncontrolling interests	(12)	—	(26)	—
Net income (loss) attributable to common stockholders	$226,024	$214,385	$329,498	$(202,924)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.89	$0.93	$1.33	$(1.53)
Diluted	$0.84	$0.64	$1.23	$(1.53)

Weighted-average common shares used in computing earnings (loss) per share attributable to common stockholders:
Basic	253,070	229,895	248,463	132,422
Diluted	267,776	266,682	268,155	132,422

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$226,024	$214,385	$329,498	$(202,924)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,264)	(642)	(9,381)	11,151
Unrealized gain (loss) on convertible notes – credit risk, net of tax	—	15	—	(56)
Total other comprehensive income (loss), net of tax	(1,264)	(627)	(9,381)	11,095
Less: other comprehensive income (loss) attributable to noncontrolling interests	47	—	(4)	—
Total other comprehensive income (loss) attributable to common stockholders	(1,311)	(627)	(9,377)	11,095
Comprehensive income (loss) attributable to common stockholders	$224,713	$213,758	$320,121	$(191,829)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (unaudited)

	Temporary Equity		Permanent Equity
(in thousands)	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	228,286	$24	18,665	$2	4,692	$(2,721)	$4,610,216	$(1,292,709)	$14,515	$1,446	$3,330,773
Issuance of common stock upon exercise of stock options	—	—	2,483	1	60	—	—	—	14,411	—	—	—	14,412
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,688	—	60	—	—	—	(80,453)	—	—	—	(80,453)
Issuance of common stock upon exercise of warrants, net of provision for warrants in common stock	—	—	525	—	—	—	—	—	4,659	—	—	—	4,659
Re-issuance of treasury stock to Circle Foundation	—	—	—	—	—	—	(67)	38	7,699	—	—	—	7,737
Conversion of Class B common stock to Class A common stock	—	—	70	—	(70)	—	—	—	—	—	—	—	—
Conversion of convertible debt, net	—	—	465	—	—	—	—	—	39,382	—	—	—	39,382
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	37	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	61,279	—	—	—	61,279
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(6,148)	(24)	(6,172)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	(12)	—	—	12	—
Other	—	—	—	—	—	—	—	—	1,768	—	—	—	1,768
Net income (loss)	—	—	—	—	—	—	—	—	—	55,253	—	(7)	55,246
Balance at March 31, 2026	—	$—	233,554	$25	18,715	$2	4,625	$(2,683)	$4,658,949	$(1,237,456)	$8,367	$1,427	$3,428,631
Issuance of common stock upon exercise of stock options	—	—	1,737	—	1,969	—	—	—	27,216	—	—	—	27,216
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,092	—	20	—	—	—	(69,392)	—	—	—	(69,392)
Issuance of common stock upon exercise of warrants, net of provision for warrants in common stock	—	—	195	—	—	—	—	—	4,502	—	—	—	4,502
Re-issuance of treasury stock to Circle Foundation	—	—	—	—	—	—	(67)	38	5,373	—	—	—	5,411
Conversion of Class B common stock to Class A common stock	—	—	1,470	—	(1,470)	—	—	—	—	—	—	—	—
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	16	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	67,367	—	—	—	67,367
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(1,918)	(27)	(1,945)
Other	—	—	—	—	—	—	—	—	(29)	—	—	—	(29)
Net income (loss)	—	—	—	—	—	—	—	—	—	48,221	—	(7)	48,214
Balance at June 30, 2026	—	$—	238,064	$25	19,234	$2	4,558	$(2,645)	$4,693,986	$(1,189,235)	$6,449	$1,393	$3,509,975
Issuance of common stock upon exercise of stock options	—	—	313	—	—	—	—	—	4,089	—	—	—	4,089
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	925	—	20	—	—	—	(48,348)	—	—	—	(48,348)
Issuance of common stock in connection with business combinations	—	—	546	—	—	—	—	—	4,200	—	—	—	4,200
Issuance of common stock in connection with private placement	—	—	1,237	—	—	—	—	—	100,000	—	—	—	100,000
Issuance of common stock under Employee Stock Purchase Plan, net of shares withheld	—	—	74	—	—	—	—	—	6,399	—	—	—	6,399
Provision for warrants in common stock	—	—	—	—	—	—	—	—	4,503	—	—	—	4,503
Re-issuance of treasury stock to Circle Foundation	—	—	—	—	—	—	(67)	38	4,591	—	—	—	4,629
Conversion of Class B common stock to Class A common stock	—	—	150	—	(150)	—	—	—	—	—	—	—	—
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	278	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	53,701	—	—	—	53,701
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(1,311)	47	(1,264)
Other	—	—	—	—	—	—	—	—	(8)	—	—	—	(8)
Net income (loss)	—	—	—	—	—	—	—	—	—	226,024	—	(12)	226,012
Balance at September 30, 2026	—	—	241,587	$25	19,104	$2	4,491	$(2,607)	$4,823,113	$(963,211)	$5,138	$1,428	$3,863,888

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (unaudited)

	Temporary Equity		Permanent Equity
(in thousands)	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	139,762	$1,139,765	61,313	$6	—	$—	4,960	$(2,877)	$1,792,969	$(1,223,213)	$3,644	$—	$570,529
Issuance of common stock upon exercise of stock options	—	—	1,009	—	—	—	—	—	642	—	—	—	642
Issuance of common stock and preferred stock upon exercise of warrants	45	737	1,130	—	—	—	—	—	854	—	—	—	854
Provision for warrants in common stock	—	—	—	—	—	—	—	—	1,064	—	—	—	1,064
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	1	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with business combinations	—	—	3,857	—	—	—	—	—	89,919	—	—	—	89,919
Stock-based compensation	—	—	—	—	—	—	—	—	15,440	—	—	—	15,440
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	1,725	—	1,725
Net income	—	—	—	—	—	—	—	—	—	64,791	—	—	64,791
Other	—	—	—	—	—	—	—	—	—	12	—	—	12
Balance at March 31, 2025	139,807	$1,140,502	67,310	$6	—	$—	4,960	$(2,877)	$1,900,888	$(1,158,410)	$5,369	$—	$744,976
Issuance of common stock upon exercise of stock options	—	—	946	—	—	—	—	—	6,157	—	—	—	6,157
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	19,900	2	—	—	—	—	570,127	—	—	—	570,129
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	5,518	—	—	—	—	—	362,191	—	—	—	362,191
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(139,807)	(1,140,502)	139,807	14	—	—	—	—	1,140,488	—	—	—	1,140,502
Conversion of Class A common stock to Class B common stock in connection with initial public offering	—	—	(19,580)	(2)	19,580	2	—	—	—	—	—	—	—
Provision for warrants in common stock	—	—	—	—	—	—	—	—	4,501	—	—	—	4,501
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	13	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	14,474	—	—	—	14,474
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	9,997	—	9,997
Net loss	—	—	—	—	—	—	—	—	—	(482,100)	—	—	(482,100)
Other	—	—	—	3	—	—	—	—	1	—	—	—	4
Balance at June 30, 2025	—	$—	213,914	$23	19,580	$2	4,960	$(2,877)	$3,998,827	$(1,640,510)	$15,366	$—	$2,370,831
Issuance of common stock upon exercise of stock options	—	—	1,019	—	—	—	—	—	9,512	—	—		9,512
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts and commissions and offering costs	—	—	3,500	—	—	—	—	—	442,968	—	—	—	442,968
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	822	—	17	—	—	—	(89,921)	—	—	—	(89,921)
Issuance of common stock in connection with business combinations	—	—	22	—	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	618	—	(618)	—	—	—	—	—	—	—	—
Provision for warrants in common stock	—	—	—	—	—	—	—	—	8,231	—	—	—	8,231
Vesting of restricted stock units, and common stock in connection with business combinations	—	—	275	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	67,977	—	—	—	67,977
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	—	—	(627)	—	(627)
Net income	—	—	—	—	—	—	—	—	—	214,385	—	—	214,385
Balance at September 30, 2025	—	$—	220,170	$23	18,979	$2	4,960	$(2,877)	$4,437,594	$(1,426,125)	$14,739	$—	$3,023,356

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss) from continuing operations	$329,472	$(202,924)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization expenses	90,832	51,091
Realized and unrealized (gains) losses on digital assets	(15,552)	2,002
Change in fair value of convertible debt, warrant liability, and embedded derivatives	22,400	113,894
Digital assets received for services	(21,935)	(13,695)
Equity securities received for services	(29)	(3,287)
Deferred taxes	1,587	(2,474)
Realized and unrealized (gains) losses on strategic investments	(5,003)	3,167
Losses on sale of long-lived assets	—	21
Stock-based compensation	148,527	506,763
Charitable contributions to Circle Foundation	17,777	—
Foreign currency remeasurement (gains) losses	(8,501)	8,026
Provision for warrants in common stock	13,664	13,796
Other non-cash items	6,160	3,480
Changes in operating assets and liabilities:
Accounts receivable, net	(26,762)	(19,225)
Prepaid expenses and other current assets	(8,912)	(145,170)
Accounts payable and accrued expenses	(72,191)	(12,950)
Other current liabilities	51,444	(9,481)
Net cash provided by operating activities	522,978	293,034
Cash flows from investing activities
Sale and return of investments	743	885
Purchase of investments	(13,311)	(7,695)
Business combinations, net of cash acquired	—	(7,734)
Proceeds from sale of digital assets	—	79
Capitalization of internally developed software	(57,535)	(40,504)
Purchase of long-lived assets	(30,435)	(11,481)
Net cash used in investing activities	(100,538)	(66,450)
Cash flows from financing activities
Net changes in deposits held for stablecoin holders	(1,408,874)	29,498,718
Proceeds from issuance of common stock in connection with initial public offering and follow-on public offering, net of underwriting discounts and commissions and offering costs	—	1,013,643
Payment of withholding taxes on settlement of restricted stock units	(197,950)	(213,882)
Proceeds received from Employee Stock Purchase Plan	7,699	—
Payment of deferred offering costs	(365)	—
Proceeds from exercise of stock options	45,717	16,311
Net cash (used in) provided by financing activities	(1,553,773)	30,314,790

CIRCLE INTERNET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Nine Months Ended September 30,
	2026	2025
Effect of exchange rate changes on cash and cash equivalents, restricted and segregated cash	5,683	53,131
Net (decrease) increase in cash and cash equivalents, restricted and segregated cash	(1,125,650)	30,594,505
Cash and cash equivalents, restricted and segregated cash at the beginning of the period	77,419,733	44,967,604
Cash and cash equivalents, restricted and segregated cash at the end of the period	$76,294,083	$75,562,109
Cash and cash equivalents, restricted and segregated cash consisted of the following:
Cash and cash equivalents	$1,699,951	$1,348,901
Restricted cash	2,814	3,222
Cash and cash equivalents segregated for corporate-held stablecoins	1,016,461	837,143
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,574,857	73,372,843
Total cash and cash equivalents, restricted and segregated cash	$76,294,083	$75,562,109
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$(10,728)	$13,843
Cash paid for interest	$216	$180
Supplemental schedule of non-cash activities
Capitalized stock-based compensation expense related to internally developed software	$33,820	$77,581
Purchases of long-lived assets included in accounts payable and accrued expenses	$—	$(1,927)
USDC purchase of long-lived assets	$(200)	$—
USDC purchase of investments and digital assets	$(42,112)	$(4,952)
USDC proceeds from sale of investments and digital assets	$5,326	$100
USDC proceeds from issuance of common stock in connection with private placement	$100,000	$—
Conversion of convertible debt	$39,382	$—
Re-issuance of treasury stock to Circle Foundation	$17,777	$—
Net changes in stablecoins receivable	$5,540	$6,000
Net changes in the purchase and redemption of digital financial assets	$(18)	$(13,815)
Non-cash consideration for acquisitions	$(5,350)	$(89,919)
Unrealized (loss) gain on convertible notes - credit risk, net of tax	$—	$(56)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$1,140,502
Right-of-use assets obtained in exchange for operating lease liabilities	$4,175	$—

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
We are building a full-stack internet financial platform business anchored by our stablecoin network, and organized around our reinforcing pillars — Arc and related developer infrastructure, Circle Digital Assets and Services, and Circle Applications.
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
In connection with the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, effective June 6, 2025 (the “Charter”), which authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of September 30, 2026.
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
Use of Estimates
The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and disclosures in the accompanying notes.
Significant estimates that are particularly susceptible to significant change relate to the fair value of derivatives and embedded derivatives, the fair value of investments under the measurement alternative, the assessment of the amount and likelihood of adverse outcomes from claims and disputes, the valuation of intangible assets acquired in business combinations, including goodwill and acquisition-date deferred taxes, contingent liabilities, the recognition and measurement of current and deferred income taxes, the fair value of convertible debt, and the fair value of stock-based awards issued prior to the IPO. The Company bases its estimates on historical experience and various other assumptions which we believe to be reasonable under the circumstances. These estimates may change as new events occur and additional information becomes available. Actual amounts or results could differ from these estimates and any such differences may be material to the financial statements. The unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements, and in management’s opinion, reflect all adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair presentation but are not necessarily indicative of the results expected for the full year or any other period.
Cash and Cash Equivalents
Cash and cash equivalents are cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. The Company holds certain U.S. Treasury securities included in Cash and cash equivalents and accounts for them as financial assets under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the securities. As of September 30, 2026 and December 31, 2025, U.S. Treasury securities included in Cash and cash equivalents were $335.5 million and nil, respectively. Changes in the fair value of these U.S. Treasury securities are included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations.

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
The Company accounts for the Fund as a financial asset under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the Fund. The shares of the Fund would otherwise be accounted for under the equity method pursuant to ASC 323, Equity Method and Joint Ventures, if the Company had not elected the fair value option. The Company measures fair value at the Fund’s net asset value per share. As of September 30, 2026 and December 31, 2025, balances held in the Fund included in Cash and cash equivalents segregated for the benefit of stablecoin holders were $62.5 billion and $66.3 billion, respectively, and the Fund has maintained a net asset value of $1.00 per share for all periods presented. In connection with the Fund, dividends receivable are included in Prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheets and dividend income is included in Reserve income on the unaudited Condensed Consolidated Statements of Operations.
The Company also holds certain U.S. Treasury securities outside of the Fund included in Cash and cash equivalents segregated for the benefit of stablecoin holders and Cash and cash equivalents segregated for corporate-held stablecoins and accounts for them as financial assets under the fair value option pursuant to ASC 825, Financial Instruments, because the Company believes that measurement at fair value provides more useful information to financial statement users due to the short-term, highly liquid nature of the securities. As of September 30, 2026 and December 31, 2025, U.S. Treasury securities included in Cash and cash equivalents segregated for the benefit of stablecoin holders and Cash and cash equivalents segregated for corporate-held stablecoins were $1.8 billion and nil, respectively. Changes in the fair value of these U.S. Treasury securities are included in Reserve income on the unaudited Condensed Consolidated Statements of Operations.
Digital Assets
The Company receives, purchases, utilizes, and sells digital assets in the ordinary course of business and holds certain digital assets as investments. Digital assets are measured at fair value based on quoted market prices in active markets. If no quoted market price is available, digital assets are measured at fair value using a cost approach or other comparable approach. Changes in fair value of digital assets held in the ordinary course of business are recognized in Digital assets losses (gains) on the unaudited Condensed Consolidated Statements of Operations. Changes in fair value of digital assets held as investments are recognized in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Gains and losses upon sale of digital assets are measured as the difference between the proceeds received and the carrying basis of the digital assets as determined on a first-in, first-out (“FIFO”) basis for each pool of digital assets. These realized gains and losses on digital assets held in the ordinary course of business are recorded to Digital assets losses (gains), and realized gains and losses on digital assets held as investments are recorded to Other income (expense), net.

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
As of September 30, 2026 and December 31, 2025, the Company’s eligible liquid assets, which consist of cash and cash equivalents, were greater than the aggregate amount of custodial funds due to stablecoin holders.
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
ARC Token
On September 14, 2026, the Company completed the genesis mint of the ARC token, the native coordination asset of the Arc network, creating the full initial supply of 10 billion tokens. The Company accounts for ARC tokens held as indefinite-lived intangible assets in accordance with ASC 350-30 General Intangibles Other Than Goodwill. ASC 350-60 Crypto Assets applies only to crypto assets that meet its scope criteria, including the criterion that they are not created or issued by the reporting entity or its related parties. The Company created and issued the ARC token, therefore it does not meet that criterion and is outside the scope of ASC 350-60 Crypto Assets.
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

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. For performance obligations satisfied over time, we apply judgment to select a method that faithfully depicts our progress in transferring control of the promised goods or services to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services.
The Company recognizes revenue from contracts with customers when, or as it satisfies its obligation to customers. Revenue from contracts with customers includes Subscription, Transaction and Other revenue. Reserve income, Treasury services income relating to Circle stablecoin lending services and Other interest income do not represent contracts with customers. Refer to Note 11 — Revenue Recognition for further details.
ARC Token Presale
During the three months ended June 30, 2026, the Company entered into token purchase agreements with certain institutional investors to sell ARC tokens. Proceeds received from the ARC token presale were initially recognized as deferred revenue. The Company's performance obligation under the token purchase agreements includes the mint and distribution of the ARC token and the enhancement of its functionality on the Arc network through transition to a Proof-of-Stake consensus mechanism. Revenue is recognized as Other revenue on the unaudited Condensed Consolidated Statements of Operations because the sale and distribution of ARC tokens are part of the Company's ongoing major or central operations. Refer to Note 11 — Revenue Recognition for further details.
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
The ESPP allows eligible employees the option to purchase shares of the Company's Class A common stock at a 15% discount, over a series of offering periods through accumulated payroll deductions over the period. The ESPP also includes a look-back provision for the purchase price if the stock price on the purchase date is higher than the stock price on the first day of the offering period. The grant date of the initial offering period was March 5, 2026 and ended on September 4, 2026. The current offering period began on September 5, 2026 and will end on March 4, 2027. Subsequent offering periods will be six months in length, from September 5 to March 4 and from March 5 to September 4 each year.
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
The fair value of consideration transferred was approximately $100.1 million, subject to customary adjustments, consisting of $10.2 million in cash, including a purchase price adjustment of $0.3 million, and approximately 2.9 million shares of our Class A common stock. The intangible assets acquired consist of developed technology of $1.7 million and customer relationships of $2.8 million and were each assigned useful lives of two years. The fair value of the customer relationships were determined using the income approach, and the developed technology was determined using the cost approach. These valuations are considered Level 3 fair value measurements due to the use of unobservable inputs including projected timing and amounts of future revenues, cash flows, discount rates and current replacement costs. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill and is attributable to Hashnote’s workforce and the synergies expected to arise from the acquisition. The goodwill recognized in connection with the acquisition is not deductible for income tax purposes.
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
Malachite
In August 2025, the Company acquired Malachite, a core software component that enables blockchain networks to automatically reach agreement on the validity of transactions, from Informal Systems Inc. for total consideration of $15.0 million consisting of $3.0 million in cash and $12.0 million of shares of Class A common stock. The shares of Class A common stock will primarily be paid in three installments over a period of two years and based on the average closing price of the Company’s shares over a period of 20 trading days prior to each payment. Each payment will also be subject to certain customary adjustments. The obligation to deliver a variable number of shares for a predominantly fixed monetary amount represents a liability, and upon closing of the acquisition the Company recorded $7.8 million and $4.2 million to Other current liabilities and Other non-current liabilities, respectively, of which $6.6 million was paid as of September 30, 2026. The acquisition was accounted for as an asset acquisition, and substantially all of the fair value of the net assets acquired was attributable to intangible assets which are amortized over a period of two years from the time they were placed in service.

4. Leases
The Company leases facilities under non-cancelable operating leases. In addition to fixed monthly lease payments, the Company is required to pay operating expenses and real estate taxes for certain of these facilities.
The components of lease cost were as follows (in thousands):

Table 4.1. Lease Cost
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,759	$850	$3,432	$2,522
Short-term lease cost	$673	$168	$1,010	$500
Supplemental balance sheet information related to leases is as follows (in thousands):

Table 4.2. Details of Lease Right-of-use Assets and Liabilities
	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$16,444	$14,127

Operating lease liabilities - current	$4,835	$2,686
Operating lease liabilities - non-current	12,383	11,978
Total operating lease liabilities	$17,218	$14,664
Operating lease liabilities are included in Other current liabilities and Other non-current liabilities while operating lease right-of-use assets are included in Other non-current assets on the unaudited Condensed Consolidated Balance Sheets.
Weighted-average lease terms and discount rates are as follows:

Table 4.3. Weighted-average Lease Terms and Discount Rates
	September 30, 2026	December 31, 2025
Weighted-average remaining lease term	5.7 years	7.4 years
Weighted-average discount rates	12.2%	13.4%
Maturities of lease liabilities under operating leases are as follows (in thousands):

Table 4.4. Maturities of Lease Liabilities
Years ending December 31,
2026 (remaining 3 months)	$1,388
2027	5,400
2028	3,610
2029	3,058
2030	3,119
Thereafter	8,825
Total lease payments	25,400
Less: imputed interest	8,182
Total lease liabilities	$17,218

5. Intangible assets, net
Intangible assets, net
The useful life of the Company’s finite-lived acquired intangible assets is as follows:

Table 5.1. Acquired Intangible Assets Useful Life
	Useful life (years) at acquisition
Developed technology	2	~	6
Customer relationships	2
Regulatory licenses	5
Patents and trade name	2	~	17
Intangible assets, net consists of the following (in thousands):

Table 5.2. Details of Intangible Assets, net
As of September 30, 2026	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$372,066	$(239,080)	$132,986	1.4
Acquired intangible assets	68,309	(21,773)	46,536	6.8
Total amortizing intangible assets	$440,375	$(260,853)	$179,522
Indefinite-lived intangible assets
Acquired intangible assets	266,830	—	266,830
Total intangible assets, net	$707,205	$(260,853)	$446,352

As of December 31, 2025	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining useful life (in years)
Amortizing intangible assets
Internally developed software	$279,472	$(161,666)	$117,806	1.5
Acquired intangible assets	38,109	(11,599)	26,510	3.0
Total amortizing intangible assets	$317,581	$(173,265)	$144,316
Indefinite-lived intangible assets
Acquired intangible assets	266,830	—	266,830
Total intangible assets, net	$584,411	$(173,265)	$411,146
In June 2026, the Company acquired blockchain technology in the form of patents for total consideration of $20.0 million. This resulted in the recognition of acquired intangible assets which are amortized over a period of 13 years.
Acquired intangible assets include certain technology that enhances cross-chain interoperability which was acquired from Interop Labs Inc. and Rapidx Labs, Inc. in January 2026 for total consideration of $10.0 million. The acquisition was accounted for as an asset acquisition, resulting in the recognition of intangible assets which are amortized over a period of two years.

Amortization expense of intangible assets, which is included within Depreciation and amortization expenses on the unaudited Condensed Consolidated Statements of Operations, consists of the following (in thousands):

Table 5.3. Details of Amortization Expense of Intangible Assets
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Internally developed software	$28,217	$20,688	$77,562	$45,092
Acquired intangible assets	4,869	1,342	10,175	4,025
Total amortization expense of intangible assets	$33,086	$22,030	$87,737	$49,117
The expected future amortization expense for intangible assets is as follows (in thousands):

Table 5.4. Future Amortization Expense of Intangible Assets
Years ending December 31,
2026 (remaining 3 months)	$34,160
2027	100,941
2028	26,715
2029	1,663
2030	1,663
Thereafter	14,380
Total amortization expense	$179,522
ARC Token
On September 14, 2026, the Company completed the genesis mint of the ARC token, the native coordination asset of the Arc network, creating the full initial supply of 10 billion tokens. Of this initial supply, a portion of ARC tokens relating to the ARC presale transactions conducted in May and June 2026 was subsequently distributed to (or held in escrow for the benefit of) investors.
The ARC tokens minted on September 14, 2026 were initially recorded at nil. ARC tokens retained by the Company are recognized as indefinite-lived intangible assets and their carrying amount is nil as of September 30, 2026.

6. Fixed assets, net
The following table presents our major categories of fixed assets, net (in thousands):

Table 6.1. Details of Fixed Assets, net
	September 30, 2026	December 31, 2025
Computers & equipment	$7,039	$5,815
Leasehold improvements	20,304	20,102
Other	4,106	4,113
Total fixed assets	31,449	30,030
Less: accumulated depreciation	(10,299)	(7,239)
Total fixed assets, net	$21,150	$22,791
Depreciation expense was $1.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively, which is included within Depreciation and amortization expenses on the unaudited Condensed Consolidated Statements of Operations.

7. Digital assets
The composition of digital assets included the following (in thousands, except quantity):

Table 7.1. Details of Digital Assets
	September 30, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Canton Coin	379,921,930	$19,956	$47,987	367,760,063	$13,612	$56,028
Hyperliquid	504,210	22,749	45,880	81,437	4,578	2,072
Bitcoin(1)	77	4,747	6,390	73	2,255	6,409
Sui	4,098,935	8,898	4,765	3,838,405	8,599	5,385
Ether	1,728	4,455	4,637	1,747	4,529	5,188
Other digital assets(2)	n.m.	32,530	23,696	n.m.	22,302	11,433
Total digital assets		$93,335	$133,355		$55,875	$86,515
(1) Includes $3.3 million and nil of cirBTC as of September 30, 2026 and December 31, 2025, respectively, which are included in Prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheets.
(2) Includes other digital asset balances, none of which individually represented more than 10% of the fair value of the total digital assets.
n.m.= not meaningful
As of September 30, 2026, there are certain digital assets with a total fair value of $2.7 million subject to various time-based contractual sale restrictions ranging from October 2026 until May 2030.
Digital assets losses (gains) consists of the following (in thousands):

Table 7.2. Digital assets losses (gains)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(Gains) losses on disposals of digital assets	$(2,256)	$(24)	$(2,177)	$(54)
Unrealized (gains) losses on changes in fair value of digital assets	98	(1,647)	177	3,960
Total	$(2,158)	$(1,671)	$(2,000)	$3,906
Refer to Note 12 for gains and losses on digital assets held for investments.
8. Investments
Strategic investments
The Company holds strategic investments in privately held companies as a part of the Company’s strategy to build partnerships across the digital asset ecosystem. The Company also receives certain equity instruments as consideration for services. The Company does not have the ability to exercise significant influence over operating and financial policies of these investments. The carrying amount of these investments was $124.4 million and $84.3 million as of September 30, 2026 and December 31, 2025, respectively, which are included in Investments on the unaudited Condensed Consolidated Balance Sheets. The Company primarily records these investments at cost adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment, referred to as the measurement alternative.
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

The changes in the carrying value of equity investments carried under the measurement alternative along with investments in limited partnerships and certain forward contracts to purchase a specified quantity of equity shares in private companies are presented below (in thousands):

Table 8.1. Changes in the Carrying Value of Equity Investments under Measurement Alternative
Balance as of December 31, 2025	$78,508
Net investments and returns in privately held companies	34,776
Upward adjustments	8,303
Downward adjustments	(3,141)
Realized gains (losses) and impairments	(194)
Balance as of September 30, 2026(1)	$118,252
(1) Excludes $6.1 million of strategic investments not accounted for under the measurement alternative as of September 30, 2026.

Balance as of December 31, 2024	$68,229
Net investments and returns in privately held companies	10,348
Upward adjustments	1,789
Downward adjustments	(4,740)
Realized gains (losses) and impairments	(692)
Balance as of September 30, 2025(1)	$74,934
(1) Excludes $6.9 million of strategic investments not accounted for under the measurement alternative as of September 30, 2025.
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
The fair value of the Company’s derivatives and embedded derivatives are as follows (in thousands):

Table 9.1. Fair Value of Derivative and Embedded Derivative Assets and Liabilities
	September 30, 2026	December 31, 2025
Investments - embedded derivatives	$1,405	$899
Investments - derivatives	$1,634	$473
Accounts receivable, net - embedded derivatives	$—	$19,942
The following table summarizes notional amounts related to derivatives and embedded derivatives (in thousands):

Table 9.2. Notional Amounts of Derivative and Embedded Derivative Assets and Liabilities
	September 30, 2026	December 31, 2025
Investments - embedded derivatives	$1,656	$1,153
Investments - derivatives	$480	$582
Accounts receivable, net - embedded derivatives	$—	$4,000

Gains (losses) on derivatives and embedded derivatives included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations are as follows (in thousands):

Table 9.3. Gains (losses) on Derivatives and Embedded Derivatives
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investments - derivatives and embedded derivatives	$2,489	$138	$2,328	$(3,993)
Accounts receivable, net - embedded derivatives	$(18,173)	$(1,178)	$(22,170)	$(2,562)
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

Table 10.1. Fair Value Hierarchy
(in thousands)	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$65,673,263	$—	$—	$67,483,506	$—	$—
Digital assets(2)	133,355	—	—	86,515	—	—
Digital financial assets	524	—	—	542	—	—
Investments - derivatives and embedded derivatives(3)(4)	—	3,039	—	—	1,372	—
Accounts receivable, net - embedded derivatives(5)	—	—	—	—	19,942	—
Total assets	$65,807,142	$3,039	$—	$67,570,563	$21,314	$—
Liabilities
Convertible debt, net of debt discount	$—	$—	$—	$—	$—	$36,821
Total liabilities	$—	$—	$—	$—	$—	$36,821
(1) Includes $62.5 billion and $66.3 billion of Circle Reserve Fund as of September 30, 2026 and December 31, 2025, respectively, and $2.1 billion and nil of U.S. Treasury securities as of September 30, 2026 and December 31, 2025, respectively.
(2) Includes cirBTC of $3.3 million and nil as of September 30, 2026 and December 31, 2025, respectively, which are included in Prepaid expenses and other current assets on the unaudited Condensed Consolidated Balance Sheets.
(3) The fair value measurement is based on the quoted market price of the underlying digital asset.
(4) Excluded the host contract balance of $1.7 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively.
(5) Excluded the host contract balance of nil and $4.0 million as of September 30, 2026 and December 31, 2025, respectively.
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

Convertible debt, net of debt discount
On March 1, 2019, the Company issued a convertible note in connection with an acquisition. The note had an original par value of $24.0 million, a 2.9% interest rate, and a maturity date of March 1, 2026. The note was convertible into Series E preferred stock prior to the IPO, and was convertible into Class A common stock after the IPO. In October 2025, certain holders of the Company’s convertible notes converted their principal and accrued interest balance of $11.0 million into approximately 675 thousand shares of Class A common stock at a conversion rate of $16.23 per share. In January 2026, the remaining holders of the Company’s convertible notes converted their principal and accrued interest balance of $7.5 million into approximately 465 thousand shares of Class A common stock at a conversion rate of $16.23 per share. The fair value of the notes converted in January 2026 was approximately $39.4 million, substantially all of which was recorded to additional paid-in capital upon conversion. The Company elected the fair value option for recording this note. We measured the fair value of our convertible debt using the probability weighted “as converted” model. The change in fair value of the note is recorded in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. The changes in carrying value of convertible debt, net of debt discount are reflected in the following tables (in thousands):

Table 10.2. Changes in Carrying Value of Convertible Debt
Balance as of December 31, 2025	$36,821
Net discount on convertible notes	—
Capitalized interest	—
Fair value adjustment	2,558
Fair value adjustment – credit risk	—
Conversion of convertible notes	(39,379)
Balance as of September 30, 2026	$—

Balance as of December 31, 2024	$40,717
Net discount on convertible notes	642
Capitalized interest	334
Fair value adjustment	107,338
Fair value adjustment – credit risk	63
Balance as of September 30, 2025	$149,094
The following significant unobservable inputs were used in the valuation:

Table 10.3. Significant Unobservable Inputs
	September 30, 2026	December 31, 2025
Discount rate	N/A	8.0%
Volatility	N/A	44.8%
Risk-free rate	N/A	3.7%
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

11. Revenue recognition
Disaggregation of Revenue

The following table summarizes the disaggregation of revenue by major product and service (in thousands):

Table 11.1. Revenue by Product and Service
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Reserve income	$657,624	$711,241	$1,977,865	$1,903,426
Other revenue
Subscription and services	19,587	23,594	82,604	60,089
Transaction revenue	5,335	4,664	17,395	12,115
Other	182,342	260	182,472	780
Total other revenue	207,264	28,518	282,471	72,984
Total revenue and reserve income	$864,888	$739,759	$2,260,336	$1,976,410
Reserve income
All Circle stablecoins issued and outstanding are fully backed by equivalent amounts of fiat currency denominated assets held in segregated reserve accounts. The Company earns interest and dividends on assets held in reserve accounts, which include cash balances held at banks, investments in the Circle Reserve Fund and U.S. Treasury securities held outside of the Circle Reserve Fund. Interest income is recognized under the effective interest method, and dividend income from the Circle Reserve Fund is recognized on the declaration date. Reserve income also includes changes in the fair value of U.S. Treasury securities held outside of the Circle Reserve Fund.
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
Other revenue during the three and nine months ended September 30, 2026 includes ARC token presale revenue of $181.8 million reflecting the Company's progress in satisfying its performance obligation. Other revenue is also generated from fees associated with certain non-recurring services and discontinued legacy products. Such customer contracts typically have one performance obligation and revenue is recognized at the point in time the services are provided.

Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue are reflected in the following table (in thousands):

Table 11.2. Changes in Deferred Revenue
Balance at December 31, 2025	$11,512
Deferred revenue additions in the current period, net of revenue recognized	61,400
Revenue recognized that was included in the beginning period	(11,118)
Balance at September 30, 2026	$61,794

Balance at December 31, 2024	$13,390
Deferred revenue additions in the current period, net of revenue recognized	5,961
Revenue recognized that was included in the beginning period	(13,390)
Balance at September 30, 2025	$5,961
During the three months ended June 30, 2026, we entered into token purchase agreements with certain institutional investors pursuant to which we agreed to issue and sell to such purchasers an aggregate of 807.5 million ARC tokens. The ARC tokens were offered and sold at a purchase price of $0.30 per token and resulted in aggregate gross proceeds to us of approximately $242.2 million. The aggregate gross proceeds, net of recognized revenue of $181.8 million, are recognized as deferred revenue within Other current liabilities on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2026.
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
12. Other income (expense), net
The following table presents our major categories of Other income (expense), net (in thousands):

Table 12.1. Other income (expense), net
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Realized and unrealized gains (losses), net, on digital assets held for investment, other related investments, and strategic investments	$18,545	$2,267	$18,922	$(258)
Impairment losses on strategic investments	—	(500)	(366)	(1,006)
Interest income on corporate balances	14,102	13,453	42,328	31,370
Changes in fair value of convertible debt, warrant liability, embedded derivatives and U.S. Treasury securities	(13,916)	56,212	(19,900)	(113,894)
Interest expense, net of amortization of discounts and premiums	(24)	(354)	(126)	(1,033)
Foreign currency exchange gains (losses)	1,153	655	7,749	(7,950)
Other, net	55	338	938	1,318
Total other income (expense), net	$19,915	$72,071	$49,545	$(91,453)
13. Income taxes
For the three months ended September 30, 2026 and 2025, the Company recorded consolidated income tax expense from continuing operations of $2.2 million and an income tax benefit of $61.3 million, respectively, which represent effective tax rates of 1.0% and (39.8)%, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recorded consolidated income tax expense from continuing operations of $7.8 million and an income tax benefit of $40.2 million, respectively, which represent effective tax rates of 2.3% and 16.6%, respectively.
The Company’s income tax expense and effective tax rate can fluctuate period to period based on the levels of net income before income taxes, the mix of profits earned in various tax jurisdictions with differing statutory tax rates, the magnitude of non-deductible items and tax credits, changes in valuation allowances, and the impact of discrete items.
The income tax expense for the three and nine months ended September 30, 2026 primarily consisted of income tax expense in non-U.S. jurisdictions, as federal and state net operating loss carryforwards and stock-based compensation deductions reduced U.S. taxable income. Income tax expense for the nine months ended September 30, 2026 also included discrete tax expense items recognized in the first quarter, including certain prior-period tax adjustments. The Company maintains a valuation allowance against certain U.S. deferred tax assets.
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
The fair value of outstanding convertible notes was nil and $36.8 million as of September 30, 2026 and December 31, 2025, respectively, and are reflected as Convertible debt, net of debt discount on the unaudited Condensed Consolidated Balance Sheets.
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

The Charter authorizes a total of 2.5 billion shares of Class A common stock with a par value of $0.0001 per share, 500.0 million shares of Class B common stock with a par value of $0.0001 per share, 500.0 million shares of Class C common stock with a par value of $0.0001 per share and 500.0 million shares of preferred stock with a par value of $0.0001 per share. In connection with the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into a total of 139.8 million shares of our Class A common stock, and a total of 19.6 million shares of Class A common stock held by our co-founders and certain entities controlled by our co-founders were converted into an equivalent number of shares of Class B common stock. As a result, following the completion of the IPO, we have three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which only Class A common stock and Class B common stock were outstanding as of September 30, 2026.
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
Stock Plans
As of September 30, 2026, there were 19.4 million shares of Class A common stock and Class B common stock subject to issued and outstanding stock options and RSUs under the stock award plans and 0.7 million shares of Class A common stock which have been issued in connection with business combinations and remain subject to continued vesting. In addition, under the stock award plans and the ESPP, there were 38.7 million shares and 8.0 million shares, respectively, of Class A common stock available for future issuance.

Private Placement of Class A Common Stock to Binance
On September 17, 2026, the Company entered into a subscription agreement with Binance pursuant to which the Company issued and sold to Binance 1.2 million shares of the Company’s Class A common stock at $80.84 per share, for aggregate proceeds of $100.0 million. The shares were sold in a private placement exempt from registration under the Securities Act of 1933, as amended. Subject to customary exceptions, Binance agreed to certain transfer restrictions applicable to the shares through the earlier of the second anniversary of the closing date or the termination by Binance of the commercial arrangements between the Company and Binance under certain circumstances.
Warrants
In April 2023, the Company entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. The fair value of the warrants, approximately $80.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of ten years, a dividend yield of zero, volatility of 44%, and a risk-free rate of 3.45%. The warrants will be expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, 3.4 million of these warrants have expired, and none of the common shares associated with the remaining warrants have been exercised or forfeited.

In August 2023, the Company entered into an agreement with a digital asset exchange to grant warrants to purchase up to 3.6 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $25.09 per share. They expire five years from the grant date and the vesting of the warrants is subject to a performance condition. The fair value of the warrants, approximately $43.9 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of five years, a dividend yield of zero, volatility of 51%, and a risk-free rate of 4.38%. The warrants will be expensed over the requisite service period if and when the achievement of the performance condition is probable. There were no marketing expenses or distribution and transaction costs related to the warrants for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the performance condition had not been met, and none of the common shares associated with these warrants have been exercised, forfeited, or expired.
In December 2024, the Company entered into an agreement with a commercial counterparty which included the issuance of warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants vest based upon the achievement of certain performance conditions to be achieved within a three-year period for the benefit of the Company. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The fair value of the warrants, approximately $56.1 million, was measured at the time of issuance using the Black-Scholes option pricing model using the following assumptions: the Company’s estimated common share price on the grant date, a term of six years, a dividend yield of zero, volatility of 53%, and a risk-free rate of 4.43%. The warrants are expensed as the service conditions are achieved or over the requisite service period if and when the achievement of the performance conditions are probable. During the three months ended September 30, 2026 and 2025, there was $4.5 million and $8.2 million in distribution and transaction costs related to the warrants, respectively, and during the nine months ended September 30, 2026 and 2025, there was $13.7 million and $13.8 million in distribution and transaction costs related to the warrants, respectively. As of September 30, 2026, 1.0 million of these warrants have vested, and the counterparty elected to exercise nil and 1.0 million of the warrants during the three and nine months ended September 30, 2026, respectively, resulting in the net issuance of approximately nil and 0.7 million shares of Class A common stock during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, none of the common shares associated with these warrants have been forfeited or expired.
Donations to Circle Foundation
In March 2025, the Company’s board of directors approved the reservation of up to 2,682,392 shares of Class A common stock, which represented approximately 1% of our capital stock on the date it was approved by our board of directors. The shares may be issued to or for the benefit of the Circle Foundation, a donor-advised fund, in installments over 10 years.
During the three and nine months ended September 30, 2026, the Company re-issued 67,060 and 201,180 shares of Treasury stock, respectively, reserved for the benefit of the Circle Foundation. As a result of this equity contribution, the Company recorded a charge of $4.6 million and $17.8 million for the three and nine months ended September 30, 2026, respectively, to General and administrative expenses on the unaudited Condensed Consolidated Statements of Operations.
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

17. Stock-based compensation

Stock-based compensation expense was $43.1 million and $59.1 million for the three months ended September 30, 2026 and 2025, respectively, and $148.5 million and $506.8 million for the nine months ended September 30, 2026 and 2025, respectively. The capitalized stock-based compensation expense related to internally developed software was $10.6 million and $9.2 million for the three months ended September 30, 2026 and 2025, and $33.8 million and $77.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Stock options
Granted stock options generally have vesting periods ranging from 12 months to 48 months, and expire 10 years after the initial grant date.
A summary of outstanding stock options activities for the nine months ended September 30, 2026 and 2025 is presented below:

Table 17.1. Summary of Outstanding Stock Options Activities
	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	13,450	$11.36	4.2	$919,115
Options exercised	(6,562)	6.97
Balance as of September 30, 2026	6,888	$15.54	4.7	$464,041
Exercisable at September 30, 2026	6,553	$13.72	4.6	$449,776

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	22,751	$8.48	5.5	$522,900
Options granted	103	131.98
Options exercised	(2,974)	5.49
Options forfeited	(95)	20.50
Balance as of September 30, 2025	19,785	$9.51	4.4	$2,434,911
Exercisable at September 30, 2025	18,845	$8.02	4.2	$2,347,414
As of September 30, 2026, unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested stock options that are expected to vest was $7.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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

A summary of RSUs activities for the nine months ended September 30, 2026 and 2025 is as follows:

Table 17.2. Summary of Restricted Stock Units Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2025	14,711	$35.16
RSUs granted	5,645	$71.45
RSUs vested	(6,203)	$36.97
RSUs forfeited	(1,685)	$43.42
Balance as of September 30, 2026	12,468	$49.58

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	19,943	$30.85
RSUs granted	7,591	$36.98
RSUs vested	(10,936)	$32.92
RSUs forfeited	(970)	$13.36
Balance as of September 30, 2025	15,628	$32.58
As of September 30, 2026, unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested RSUs that are expected to vest was $358.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Shares issued for business combinations
The Company has issued the following common shares for the purchase of common shares subject to forfeiture based on certain service conditions in connection with its acquisitions. These shares were issued to the employees of the acquired businesses and are valued based on the fair value of the Company’s common shares at the acquisition date. The Company records stock-based compensation expenses over the requisite service period, with an increase to additional paid-in capital. The shares issued for business combinations are subject to forfeiture based on service conditions through various dates over three to four-year periods from their respective acquisition dates.

Table 17.3. Summary of Shares Issued for Business Combinations Activities
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2025	1,744	$33.75
Shares vested	(1,046)	$35.39
Shares forfeited	(5)	$47.82
Balance as of September 30, 2026	693	$31.16

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	548	$47.82
Shares issued	1,473	$31.16
Shares vested	(271)	$47.82
Shares forfeited	(6)	$47.82
Balance as of September 30, 2025	1,744	$33.75

As of September 30, 2026, unrecognized stock-based compensation cost net of estimated forfeitures related to outstanding unvested shares issued for business combinations that are expected to vest was $21.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.
ESPP
The Company's ESPP became effective on June 4, 2025, with the grant date of the initial offering period beginning on March 5, 2026. The initial offering period ended on September 4, 2026, and the subsequent offering period began on September 5, 2026. Refer to Note 2 for additional details regarding the Company's ESPP.
In September 2026, upon completion of the initial offering period, the Company issued 73,538 shares of Class A common stock under the ESPP, net of shares withheld for taxes, at a weighted-average purchase price per share of $87.75.
As of September 30, 2026, $1.3 million has been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions. As of September 30, 2026, there was approximately $2.0 million of unrecognized stock-based compensation cost net of estimated forfeitures related to the ESPP, which is expected to be recognized over a remaining period of 0.4 years.
The Company estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model. The weighted average assumptions utilized in the valuation of ESPP purchase rights are presented below:

Table 17.4. ESPP Valuation Assumptions
September 30,
2026
Risk-free interest rate	3.94%
Expected term (years)	0.5
Expected volatility	49.62%
Expected annual dividend	—

18. Earnings (loss) per share
The computation of earnings (loss) per share attributable to common stockholders is as follows (in thousands, except per share amounts):

Table 18.1. Earnings (loss) per share
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$226,012	$214,385	$329,472	$(202,924)
Less: Net loss attributable to noncontrolling interests	(12)	—	(26)	—
Net income (loss) attributable to common stockholders	$226,024	$214,385	$329,498	$(202,924)

Net income (loss) available to common stockholders - basic	$226,024	$214,385	$329,498	$(202,924)
Less: Changes in fair value of convertible debt	—	(44,788)	—	—
Net income (loss) available to common stockholders - diluted	$226,024	$169,597	$329,498	$(202,924)

Weighted-average common shares – basic	253,070	229,895	248,463	132,422
Add: Weighted-average effect of dilutive securities	14,706	36,787	19,692	—
Weighted-average common shares – diluted	267,776	266,682	268,155	132,422

Earnings (loss) per common share attributable to common stockholders:
Basic	$0.89	$0.93	$1.33	$(1.53)
Diluted	$0.84	$0.64	$1.23	$(1.53)
The outstanding securities that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

Table 18.2. Potentially Dilutive Securities
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options and RSUs	1,934	104	664	35,413
ESPP	16	—	6	—
Common stock in connection with business combinations	—	—	—	1,800
Convertible debt, net of debt discount	—	—	—	1,125
Warrants	—	—	—	1,248
Total	1,950	104	670	39,586

19. Accumulated other comprehensive income
Following is a summary of the changes in each component of accumulated other comprehensive income (in thousands):

Table 19.1. Accumulated Other Comprehensive Income
	Three Months Ended September 30,
	2026	2025
Beginning balance	$6,449	$15,366
Pre-tax change – Foreign currency translation adjustment	(1,264)	(642)
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	—	15
Total accumulated other comprehensive income including noncontrolling interest, net of tax	5,185	14,739
Pre tax change - Foreign currency translation adjustment attributable to noncontrolling interest	(47)	—
Total accumulated other comprehensive income attributable to common stockholders, net of tax	$5,138	$14,739

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$14,515	$3,644
Pre-tax change – Foreign currency translation adjustment	(9,381)	11,151
Pre-tax change – Unrealized (loss) gain on convertible notes – credit risk adjustment	—	(63)
Tax effect	—	7
Total accumulated other comprehensive income including noncontrolling interest, net of tax	5,134	14,739
Pre tax change - Foreign currency translation adjustment attributable to noncontrolling interest	4	—
Total accumulated other comprehensive income attributable to common stockholders, net of tax	$5,138	$14,739
20. Prepaid expenses and other current assets
Prepaid expenses and other current assets include the following (in thousands):

Table 20.1. Details of Prepaid Expenses and Other Current Assets
	September 30, 2026	December 31, 2025
Reserve income receivable	$197,400	$219,221
Prepaid expenses	69,846	24,243
Digital financial assets	524	542
Income tax receivable	49,788	65,060
Digital assets	3,341	—
Other	13,549	12,594
Total prepaid expenses and other current assets	$334,448	$321,660

21. Accounts payable and accrued expenses
Accounts payable and accrued expenses include the following (in thousands):

Table 21.1. Details of Accounts Payable and Accrued Expenses
	September 30, 2026	December 31, 2025
Accrued distribution costs	$112,493	$119,038
Stablecoin redemptions in transit	32,291	80,593
Accrued expenses	105,224	114,272
Accounts payable	16,929	24,733
Income taxes payable	2,270	1,632
Other payables	21,557	20,341
Total accounts payable and accrued expenses	$290,764	$360,609

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

23. Subsequent events
On October 14, 2026, the European Banking Authority (the “EBA”) announced that it had classified USDC, issued in the European Union by our subsidiary Circle Internet Financial Europe SAS (“Circle France”), as a significant e-money token under the Markets in Crypto-Assets Regulation (“MiCA”). USDC is the first e-money token to receive this classification. Effective November 12, 2026, USDC will be subject to the dual supervision MiCA provides for significant e-money tokens. Direct supervisory responsibility for own funds, reserve of assets, liquidity requirements, and recovery and redemption plans will transfer from the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) to the EBA. The ACPR will remain responsible for other areas, including governance, qualifying holdings, fit and proper assessments, outsourcing, and conflicts of interest. The EBA also entered into a Memorandum of Understanding with the New York State Department of Financial Services to facilitate cooperation and information exchange regarding cross-border stablecoin activities.
As a result of this classification, Circle France may be subject to increased regulatory capital, reserve, liquidity, and other prudential requirements under MiCA, which could require us to hold additional capital or liquidity in the European Union, increase our compliance costs, or otherwise adversely affect our business, financial condition, and results of operations. We are evaluating the impact of the classification and the transition to EBA supervision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical information, the following discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, estimates, beliefs, and assumptions. These uncertainties and contingencies can cause actual results and the timing of events to differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report.
Executive Overview
In the third quarter of 2026, we continued building the infrastructure for an open, programmable internet financial system by scaling adoption of USDC and expanding our platform across product and network milestones.

During the third quarter of 2026 (compared to the third quarter of 2025):
•Average USDC in circulation of $73.3 billion increased 8% year-over-year; USDC onchain transaction volume grew 49% to $13.9 trillion.
•Total revenue and reserve income grew 17% to $865 million.
•Net income from continuing operations increased 5% to $226 million.
•Adjusted EBITDA grew 90% to $317 million.
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
We are building a full-stack internet financial platform business anchored by our stablecoin network. Our business is organized around three reinforcing pillars: (i) Arc, an open Layer-1 blockchain network and related developer/interoperability infrastructure; (ii) Circle Digital Assets and Services, including USDC, EURC, USYC, cirBTC, and related liquidity infrastructure such as Circle Mint and xReserve; and (iii) Circle Applications, including products like CPN and StableFX that deliver real-world utility on Arc and across a multichain ecosystem. The three pillars of our platform are designed to reinforce one another: Arc is expected to provide an enterprise-grade foundation for stablecoin finance and consumer-scale applications; Circle Digital Assets and Services supply trusted units of value and liquidity infrastructure; and Circle Applications translate that infrastructure into real-world utility for institutions, developers, and end-users.
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

Circle stablecoins and related reserve income
Reserve income earned on the assets backing our stablecoins, USDC and EURC, represents a substantial component of our revenue. Reserve income was 76.0% and 87.5% of our total revenue in the three and nine months ended September 30, 2026, respectively. Reserve income was 96.1% and 96.3% of our total revenue in the three and nine months ended September 30, 2025, respectively. We earn reserve income at interest rates close to the prevailing SOFR during the applicable periods. We term the rate of return generated on assets held in reserve as the “reserve return rate”. See “—Key operating indicators and financial results” for the calculation of reserve return rate. The reserve income that we generate is a function of (i) our stablecoins in circulation over a given period and (ii) the reserve return rate.
Other products
In addition to revenue from reserve income on the reserve assets backing our stablecoins, we continue to expand product offerings and services that benefit from and support the growth of our platform and the utility of Circle Digital Assets. Our other products contributed 24.0% and 12.5% of Circle’s total revenue in the three and nine months ended September 30, 2026, respectively. Our other products contributed 3.9% and 3.7% of Circle's total revenue in the three and nine months ended September 30, 2025, respectively. We believe these and other new product and service offerings will contribute to the growth of our platform and the use of Circle Digital Assets, and over time drive a flywheel of growth that has been the hallmark of successful internet-driven networks. We also expect growth in our network to drive increases in our stablecoins in circulation and thereby drive our reserve income. We anticipate growing these offerings in the coming years, diversifying our revenue profile.
These offerings include:
•Arc Blockchain and Related Developer Infrastructure – Arc is our open, Layer-1 blockchain purpose-built to bring real world economic activity onchain, supported by our Agent Stack (consisting of Agent Wallets, Nanopayments, Agent Marketplace and Circle CLI), core developer services (including App Kits, Circle Wallets and Circle Contracts) and interoperability services (including CCTP and Gateway) designed to reduce complexity and help developers and enterprises build and operate onchain applications that move value across networks. The ARC token is the native coordination asset of the Arc network.
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
Recent Developments
Arc and the ARC Token
As previously announced in September 2026, we launched the public mainnet of Arc, our open, Layer-1 blockchain network purpose-built to unite programmable money and onchain innovation with real-world economic activity. Arc's mainnet launch featured over 100 institutional and ecosystem builders, native USDC integration, and a full product suite that included privacy capabilities, an agent stack for programmable finance, and support for tokenized real-world assets.
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

Arc operates initially under a Proof-of-Authority consensus model. Over time, we expect to transition to a Proof-of-Stake or a delegated Proof-of-Stake consensus mechanism. Under the Proof-of-Stake model, the ARC token is designed as the native coordination asset of the Arc network. The ARC token is intended to align participants with the long-term success of the Arc network through staking, governance, and other platform-wide utilities. The ARC token’s utility is expected to extend beyond the chain itself, spanning numerous protocols and products from us and our ecosystem partners on the Arc network. It is expected to confer governance rights to a distributed participant set responsible for upholding, among other things, the network’s security posture, and infrastructural integrity, establishing the conditions under which institutions can rely on Arc for mission-critical applications and settlement. The total initial supply of ARC tokens is 10 billion, though the supply is subject to increase as a result of the programmatic functioning of the Arc protocol. The timing, structure, terms, and scope of any such transition, or the creation and broader distribution of ARC tokens, remain subject to ongoing technical, business, legal, regulatory, and market considerations.
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
On September 14, 2026, the Company completed the genesis mint of the ARC token, the native coordination asset of the Arc network, creating the full initial supply of 10 billion tokens. Of this initial supply, a portion of ARC tokens relating to the ARC presale transactions conducted in May and June 2026 was subsequently distributed to (or held in escrow for the benefit of) investors.
Please see the section titled “Part II, Item 1A. Risk Factors—Risks Related to Arc and ARC tokens” of the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2026 for additional discussion about Arc and the ARC token.
Pending Acquisition of Tazapay
On September 4, 2026, we entered into a Share Purchase Agreement pursuant to which Taurus Acquisition Inc., our indirect wholly owned subsidiary, agreed to acquire all issued and outstanding shares of Tazapay Pte. Ltd. (“Tazapay”) not already held by Taurus Acquisition Inc. or its affiliates. Tazapay is a Singapore-headquartered business-to-business cross-border payments infrastructure company serving payment service providers and financial institutions. The transaction provides for aggregate consideration of $400.0 million, payable in shares of our Class A common stock and subject to adjustments for Tazapay’s unpaid indebtedness, transaction expenses and cash, with the number of shares determined using a 20-trading-day volume-weighted average closing price immediately preceding the closing. If completed, the acquisition would add Tazapay’s banking and fintech relationships and local payout rails to our global payments infrastructure and support broader USDC distribution. The transaction is expected to close in 2027, subject to customary closing conditions and receipt of required regulatory approvals, including approval from the Monetary Authority of Singapore.
OCC Approval of Circle National Trust
On July 9, 2026, the Company received final approval from the U.S. Office of the Comptroller of the Currency (“OCC”) to establish First National Digital Currency Bank, N.A., a national trust bank that operates under the name of Circle National Trust. Circle National Trust opened on July 24, 2026 and is subject to direct federal oversight by the OCC. At opening, Circle National Trust offers fiduciary digital asset custody services to the Company and its affiliates.
NYDFS Limited Purpose Trust Charter
On July 31, 2026, the Company received a limited purpose trust charter from the New York Department of Financial Services (“NYDFS”) to establish Circle Internet Trust Company LLC, a New York trust company.

Key Factors Affecting Operating Results
The growth and success of our business as well as our financial condition and operating results have been, and will continue to be, affected by a number of factors, including:
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
Adoption of stablecoins as the core means of value exchange within the internet financial system
We believe stablecoins are the core means of value exchange in the internet financial system. We believe that we are poised to lead the way in driving the growth of stablecoins, with our trusted brand, regulation-first posture, robust scalable infrastructure, institutional-grade safety and soundness, global presence, and strong interoperability. We stand to benefit as the adoption of stablecoins and the internet financial system increases, due not only to the growth in circulation of our stablecoins but also to growth of the platform that we have developed.
Expanding global awareness and distribution of our platform
Our efforts to expand global awareness and distribution of Circle Digital Assets, and to grow our platform, follow a multi-pronged approach that includes: obtaining additional foreign licenses and registrations where necessary; collaboration with key strategic partners; local go-to-market strategies; and further integration with major blockchains. We expect increased awareness and interest in our platform, anchored by our stablecoin network, including both increasing penetration among our existing markets and expansion into new markets, to positively impact our performance.
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
Strategic partnerships
We complement our products and services with enterprise-level strategic commercial partnerships, with the goal of driving growth in the distribution and adoption of our platform and Circle Digital Assets. Through these partnerships, we enable companies to offer internet-native financial services to their own customers, to the benefit of our overall network. Many of these partnerships are still in early stages, but we expect that they will contribute meaningfully to our operating and financial performance over time. A few of our strategic partners include Coinbase, who provides a variety of products and services that support the growth and utility of USDC, and Binance, who makes USDC extensively available across its full suite of products and services and adopts USDC as a dollar stablecoin for its corporate treasury. We plan to continue to enter into strategic partnerships like these to expand our product offerings and amplify the network effects of our platform business. In addition, we may enter into such arrangements where we incentivize the use of USDC in exchange for participation in our digital asset ecosystem. We believe each of these partnerships helps to foster growth of the internet financial system broadly and of our platform and Circle Digital Assets specifically, by reaching new end-users and expanding opportunities for existing end-users.

Distribution costs
We incur costs to incentivize distributors to use and distribute Circle Digital Assets and these distribution costs have a meaningful impact on our financial performance. For example, our distribution costs payable to key distributors such as Coinbase and Binance are directly impacted by the amount of USDC held on their respective platforms, which is in turn affected by actions and policies that we do not control or oversee. We have added and expect to continue to add distributors in the future and anticipate that such distribution contracts may have different commercial terms depending on negotiations with our distributors and the circumstances in our evolving industry. Moreover, our financial performance has been, and we expect it will continue to be, affected by the mix of USDC growth driven by commercial distribution partnerships versus organic growth outside of those arrangements. As we add distributors and approved participants to which incentive payments are paid, our distribution costs may increase in the future.
Interest rate fluctuations
Reserve income earned on the assets backing our stablecoins, USDC and EURC, represents a substantial component of our revenue. Fluctuations in interest rates impact reserve return rates, which in turn affect our reserve income. However, interest rates are only one contributor to reserve income, and the other primary contributor—USDC in circulation—is inherently difficult to predict given the uncertainties in end-user and customer behavior. For example, although interest rates are positively correlated with the opportunity cost of holding USDC versus other financial instruments, given the utility of USDC as a means for the exchange of value, an increase in interest rates does not necessarily result in a decrease in USDC in circulation (and vice versa). Any relationship between interest rates and USDC in circulation is complex, highly uncertain, and unproven. As a result, while we are able to predict the impact of interest rate changes on the reserve return rate, given uncertainties in end-user and customer behavior and interests and market dynamics, we are unable to accurately predict the impact of such changes on reserve income.
Government regulation
We follow a “regulation-first” philosophy that underlies our operations and has led us to invest significantly in building a robust compliance infrastructure. Additionally, because the laws and regulations to which we are subject are rapidly evolving and increasing in scope, we monitor regulatory changes closely and we expect to continue to invest significant resources in our legal, policy, compliance, product, and engineering teams to ensure our business practices comply with, and plan and prepare for, current and future regulations. We expect that national legislation in the U.S. (including the Guiding and Establishing National Innovation for U.S. Stablecoins Act) and abroad will provide increased certainty for market participants and accelerate institutional adoption. We believe increased global regulatory clarity will result in increased conviction in stablecoins by consumers and enterprises alike, which will drive greater adoption. We believe these trends will naturally increase the growth of our platform and the use and utility of Circle Digital Assets, and set us up to be the leading regulated player in the space.

Key Operating Indicators and Financial Results
We regularly review several key operating and non-GAAP financial indicators to evaluate our performance and trends and inform management’s budgets, financial projections, and strategic decisions. The following table presents our key operating and financial results, as well as the relevant GAAP measures, for the periods indicated:
CCT

(dollar amounts are in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Key operating indicators:
USDC in circulation, end of period(1)	$73,879	$73,749	$73,879	$73,749
USDC in circulation, average of period(1)	$73,264	$67,842	$74,983	$61,069
Reserve return rate	3.5%	4.2%	3.5%	4.2%
USDC on platform, end of period	$13,868	$10,234	$13,868	$10,234
USDC on platform, daily weighted-average percentage	18.1%	13.5%	18.3%	8.9%
Key financial results:
Total revenue and reserve income	$865	$740	$2,260	$1,976
Revenue less distribution costs(2)	$453	$292	$1,029	$774
RLDC Margin(3)	52%	39%	46%	39%
Net income (loss) from continuing operations	$226	$214	$329	$(203)
Net income (loss) from continuing operations margin(4)	26%	29%	15%	(10%)
Adjusted EBITDA(5)	$317	$166	$612	$415
Adjusted EBITDA Margin(5)	70%	57%	59%	54%

(1) When calculating USDC in circulation, we exclude: (a) “tokens allowed but not issued,” which are tokens that exist on the Algorand, Hedera, Polkadot, and Solana blockchains due to the technical implementation of USDC on those blockchains. These tokens are held by us in restricted, segregated “tokens allowed but not issued” blockchain addresses. We do not receive any funds for their creation, and they are not redeemable for the U.S. dollar. These tokens are restricted for use while held in such blockchain addresses. These tokens cannot be redeemed for the U.S. dollar as the private keys are securely controlled by us and the blockchain addresses are not configured to allow redemption requests to be established by Circle Mint. When a minting request is received for USDC on these blockchains and the funds underlying such request are received, the corresponding amount of “tokens allowed but not issued” is transferred from the segregated “tokens allowed but not issued” addresses to the minting address via a system controlled process administered by us, at which point the tokens are considered to be USDC in circulation; (b) “access denied tokens,” which are tokens that are restricted from being accessed by the holder to comply with a law, regulation, or legal order from a duly recognized and authorized court of competent jurisdiction, or governmental or other authority with jurisdiction over us. When these tokens were originally issued (i.e., before they were restricted from being accessed), we received the equivalent amount of fiat currency in connection with their original minting. Upon determination that a token should be an “access denied token,” we restrict the access of the holder to such token and transfer the reserves relating to such token to a segregated bank account specifically for “access denied tokens.” The assets in such segregated bank account constitute a component of USDC reserves, and we do not extinguish the associated liability until the segregated reserve funds are transferred to the relevant law enforcement agency or government body or until the access denial request is reversed and a subsequent redemption request is made by the stablecoin holder. As of September 30, 2026 and 2025, there were $131.2 million and $114.3 million of “access denied tokens,” respectively; and (c) “pending burns”, which are USDC balances held within our smart contracts that are pending finalization on the blockchain. We exclude these tokens because they are not used for transactions and thus do not reflect our platform’s breadth, which as noted below, is the principal purpose for which we present USDC in circulation, end of period and USDC in circulation, average of period. We include corporate-held USDC (i.e., USDC held by us), as we routinely use USDC to pay for distribution, transaction, and other costs as well as operating expenses and thus corporate-held USDC contributes to our platform’s breadth. As of September 30, 2026 and 2025, there were $1.0 billion and $837.1 million of corporate-held USDC, respectively.
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

(dollar amounts and meaningful wallets are in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Important Platform Metrics
USDC minted	$104,304	$79,680	$260,847	$175,076
USDC redeemed	$103,694	$67,264	$262,234	$145,184
Stablecoin market share, end of period	27%	29%	27%	29%
Meaningful wallets, end of period	7.35	6.34	7.35	6.34
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
Key Components of Revenue and Expenses
Revenue and reserve income
Reserve income
We earn interest and dividends on assets held in reserve accounts, which include cash balances held at banks, U.S. Treasury securities and the Circle Reserve Fund, as applicable. Interest income is recognized under the effective interest method, and dividend income is recognized when declared. Reserve income also includes changes in the fair value of U.S. Treasury securities held outside of the Circle Reserve Fund. Reserve income is recorded on a gross basis before the impact of any distribution costs. An increase (or decrease) in the amount of our stablecoins in circulation would increase (or decrease) the amount of assets held in reserve accounts, and thus, assuming a constant reserve return rate, would result in increased (or decreased) reserve income.
Other revenue
Other revenue consists of revenues generated from products and services that increase the utility of our platform and our Circle Digital Assets. The components of other revenue include subscription and services revenue, transaction revenue, and other revenues. Subscription and services consists of customer agreements where recurring revenue is generated from integration and maintenance services, fund management, time-based access, and user-based licensing. Transaction revenue is generated from usage-based, volume-based, or event-driven transactions. This includes fees associated with the redemption of Circle Digital Assets, blockchain rewards revenue, and use of our platform infrastructure in facilitating digital asset transactions. Other includes ARC token presale revenue and fees associated with certain non-recurring services and discontinued legacy products.

Distribution, transaction, and other costs
Distribution costs
We incur distribution costs to incentivize distributors to use and distribute our stablecoins. Under the Collaboration Agreement with Coinbase, Coinbase receives allocations based on the amount of USDC held on its platform after our issuer retention, and Coinbase also receives half of the remaining amount tied to broader ecosystem growth after amounts paid to any approved third-party ecosystem participants pursuant to our Stablecoin Ecosystem Agreement. These deductions are accounted for as components of the overall arrangement with Coinbase as we are not providing a distinct service to issue stablecoins and manage the associated reserves. The Collaboration Agreement is accounted for as an executory contract and reflected in Distribution and transaction costs on our unaudited Condensed Consolidated Statements of Operations. During the three months ended September 30, 2026 and 2025, we incurred $331.3 million and $361.3 million, respectively of distribution costs in connection with our agreements with Coinbase, and during the nine months ended September 30, 2026 and 2025, we incurred $986.6 million and $996.8 million respectively, of distribution costs in connection with our agreements with Coinbase. We expect our distribution expense to increase in the future, as we add distributors and approved participants. Our distribution expense will also increase to the extent our reserve income increases over time. We also anticipate new distribution arrangements may differ depending on our negotiations with our distributors and the circumstances in our evolving industry.
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
Depreciation and amortization expenses
Depreciation and amortization expenses relate to depreciation of fixed assets, amortization of internally developed software, and amortization of intangible assets acquired in business combinations and asset acquisitions such as technology platforms, customer relationships, brand names, patents and licenses. We expect that our depreciation and amortization expenses will increase in future periods as we continue to invest in the development of our various digital platforms.
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
Other income (expense), net
Other income (expense), net, is composed of multiple income (expense) categories, including, but not limited to, the following:
•Realized and unrealized gains (losses) on assets and liabilities at fair value (e.g., convertible debt, warrants, U.S. Treasury securities other than those held as part of reserve assets, derivatives, and embedded derivatives);
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

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$657,624	$711,241	$(53,617)	(7.5%)
Other revenue	207,264	28,518	178,746	626.8%
Total revenue and reserve income	864,888	739,759	125,129	16.9%
Distribution, transaction and other costs
Distribution and transaction costs	409,169	447,199	(38,030)	(8.5%)
Other costs	2,465	413	2,052	496.9%
Total distribution, transaction and other costs	411,634	447,612	(35,978)	(8.0%)
Operating expenses
Compensation expenses	124,130	129,295	(5,165)	(4.0%)
General and administrative expenses	59,542	45,477	14,065	30.9%
Depreciation and amortization expenses	34,169	23,002	11,167	48.5%
IT infrastructure costs	17,919	9,401	8,518	90.6%
Marketing expenses	11,318	5,623	5,695	101.3%
Digital assets losses (gains)	(2,158)	(1,671)	(487)	(29.1%)
Total operating expenses	244,920	211,127	33,793	16.0%
Operating income from continuing operations	208,334	81,020	127,314	157.1%
Other income (expense), net	19,915	72,071	(52,156)	(72.4%)
Net income from continuing operations before income taxes	228,249	153,091	75,158	49.1%
Income tax expense (benefit)	2,237	(61,294)	63,531	103.6%
Net income from continuing operations	226,012	214,385	11,627	5.4%
Less: Net loss attributable to noncontrolling interests	(12)	—	(12)	n.m.
Net income attributable to common stockholders	$226,024	$214,385	$11,639	5.4%
n.m.= not meaningful
Revenue and reserve income
Reserve income. Reserve income decreased by $53.6 million, or 7.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, of which approximately $106.5 million of the decrease is attributable to a 61 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve. This was partially offset by an increase of approximately $52.8 million attributable to an 8.0% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins, as well as expanded strategic partnerships and integrations.
Other revenue. Other revenue increased by $178.7 million, or 626.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to $181.8 million of revenue related to our ARC token presale recognized during the three months ended September 30, 2026.

Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs decreased by $38.0 million, or 8.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by a $30.0 million decrease in distribution costs paid to Coinbase due to decreased reserve income partially offset by a slight increase in Coinbase's share of the total average USDC on-platform balances, along with an $8.0 million decrease in distribution costs due to lower activity with other strategic distribution partnerships.
Other costs. Other costs increased by $2.1 million, or 496.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, largely driven by a $1.5 million increase in incentive costs for USYC issuance resulting from increased activity.
Operating Expenses
Compensation expenses. Compensation expenses decreased by $5.2 million, or 4.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by a decrease of $16.0 million in stock-based compensation expense attributable to higher RSU forfeitures and lower expense from the roll-off of legacy option awards and share-based awards issued for certain acquisitions, largely offset by an $8.2 million increase in severance expenses primarily in connection with a workforce reduction that took place during the three months ended September 30, 2026, along with a $2.7 million increase in salaries, wages and bonus expenses due to an increase in average headcount.
General and administrative expenses. General and administrative expenses increased by $14.1 million, or 30.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, largely driven by a $10.0 million increase in legal, professional and consulting fees, and a $2.0 million increase in contributions and donations.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $11.2 million, or 48.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by a $7.5 million and $3.5 million increase in amortization expense of internally developed software and acquired intangible assets, respectively.
IT infrastructure costs. IT infrastructure costs increased by $8.5 million, or 90.6%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to a $4.9 million increase in software support and license costs to facilitate infrastructure build-out and enhanced product offerings, and a $3.6 million increase in costs related to use of AI-enabled tools and capabilities.
Marketing expenses. Marketing expenses increased by $5.7 million, or 101.3%, for the three months ended September 30, 2026, compared to three months ended September 30, 2025, driven by a $5.7 million increase in spending on sponsorship campaigns, marketing, advertising, and conference expenses.
Digital assets losses (gains). Digital assets losses (gains) changed by $0.5 million or 29.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by a net increase in gains due to favorable changes in the prices of digital assets driven by market fluctuations.
Other income (expense), net
Other income (expense), net. Other income (expense), net changed by $52.2 million, or 72.4%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to the non-recurrence of prior-year fair value gains of $57.3 million related to the convertible notes that converted into Class A common stock in the first quarter of 2026 and a $17.0 million decrease primarily due to realized losses on embedded derivatives, partially offset by a $16.3 million increase in realized and unrealized gains on digital assets held as investments.
Income tax expense (benefit)
Income tax expense (benefit). Income tax expense (benefit) changed by $63.5 million, or 103.6%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase primarily reflects tax benefits recognized in 2025 following the enactment of the One Big Beautiful Bill Act, which permitted the immediate deduction of domestic research and development costs, as well as 2025 research and development tax credit benefits recognized due to available carryback capacity.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue and reserve income
Reserve income	$1,977,865	$1,903,426	$74,439	3.9%
Other revenue	282,471	72,984	209,487	287.0%
Total revenue and reserve income	2,260,336	1,976,410	283,926	14.4%
Distribution, transaction and other costs
Distribution and transaction costs	1,224,985	1,200,983	24,002	2.0%
Other costs	5,900	1,218	4,682	384.4%
Total distribution, transaction and other costs	1,230,885	1,202,201	28,684	2.4%
Operating expenses
Compensation expenses	396,256	708,307	(312,051)	(44.1%)
General and administrative expenses	183,076	119,301	63,775	53.5%
Depreciation and amortization expenses	90,832	51,091	39,741	77.8%
IT infrastructure costs	47,000	25,833	21,167	81.9%
Marketing expenses	26,592	17,393	9,199	52.9%
Digital assets losses (gains)	(2,000)	3,906	(5,906)	(151.2%)
Total operating expenses	741,756	925,831	(184,075)	(19.9%)
Operating income (loss) from continuing operations	287,695	(151,622)	439,317	289.7%
Other income (expense), net	49,545	(91,453)	140,998	154.2%
Net income (loss) from continuing operations before income taxes	337,240	(243,075)	580,315	238.7%
Income tax expense (benefit)	7,768	(40,151)	47,919	119.3%
Net income (loss) from continuing operations	329,472	(202,924)	532,396	262.4%
Less: Net loss attributable to noncontrolling interests	(26)	—	(26)	n.m.
Net income (loss) attributable to common stockholders	$329,498	$(202,924)	$532,422	262.4%
n.m.= not meaningful
Revenue and reserve income
Reserve income. Reserve income increased by $74.4 million, or 3.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, of which approximately $401.2 million of the increase is attributable to a 22.8% increase in average daily USDC in circulation reflecting increased demand for Circle stablecoins, as well as expanded strategic partnerships and integrations. This was largely offset by a decrease of approximately $326.8 million which was attributable to a 64 basis point decline in the average yields reflecting interest rate actions undertaken by the U.S. Federal Reserve.
Other revenue. Other revenue increased by $209.5 million, or 287.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to $181.8 million of revenue related to our ARC token presale recognized during the three and nine months ended September 30, 2026, and a $17.9 million increase driven by additional integration services performed.
Distribution, transaction and other costs
Distribution and transaction costs. Distribution and transaction costs increased by $24.0 million, or 2.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by a $34.2 million increase in distribution costs due to increased activity with other strategic distribution partnerships. This was partially offset by a $10.2 million decrease in distribution costs paid to Coinbase, as a lower Coinbase share of average USDC on-platform balances more than offset higher reserve income.
Other costs. Other costs increased by $4.7 million, or 384.4%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, largely driven by a $3.7 million increase in incentive costs for USYC issuance resulting from increased activity and a $0.7 million increase in incentive costs related to our Circle Applications.

Operating Expenses
Compensation expenses. Compensation expenses decreased by $312.1 million, or 44.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by $423.8 million of stock-based compensation expense recognized during the nine months ended September 30, 2025 related to the vesting of RSUs, for which the service-based condition had been met prior to the IPO, and the liquidity-event related performance condition was met upon the completion of the IPO and upon the commencement of trading of our Class A common stock on the NYSE in June 2025. Excluding the above impact, there was an increase of $65.6 million in stock-based compensation expense primarily due to the impact of RSUs granted after the completion of the IPO in June 2025 and an increase in average headcount. In addition, there was a $23.2 million increase in salaries, wages and bonus expenses due to an increase in average headcount, a $9.3 million increase in payroll taxes primarily related to the vesting of equity awards, and a $9.3 million increase in severance expenses primarily in connection with a workforce reduction that took place during the three months ended September 30, 2026.
General and administrative expenses. General and administrative expenses increased by $63.8 million, or 53.5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, largely driven by a $34.7 million increase in legal, professional and consulting fees, a $10.0 million increase in contributions and donations, and a $7.9 million increase in travel and entertainment costs due to Company events and associated travel expenses.
Depreciation and amortization expenses. Depreciation and amortization expenses increased by $39.7 million, or 77.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to a $32.5 million and $6.1 million increase in amortization expense of internally developed software and acquired intangible assets, respectively.
IT infrastructure costs. IT infrastructure costs increased by $21.2 million, or 81.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to a $13.5 million increase in software support and license costs to facilitate infrastructure build-out and enhanced product offerings, and a $7.7 million increase in costs related to use of AI-enabled tools and capabilities.
Marketing expenses. Marketing expenses increased by $9.2 million, or 52.9%, for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025, driven by a $9.2 million increase in spending on sponsorship campaigns, marketing, advertising, and conference expenses.
Digital assets losses (gains). Digital assets losses (gains) changed by $5.9 million, or 151.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to $4.5 million in losses recognized during the nine months ended September 30, 2025 related to the deprecation of certain legacy products as well as a $1.4 million net increase in gains due to favorable changes in the prices of digital assets driven by market fluctuations.
Other income (expense), net
Other income (expense), net. Other income (expense), net changed by $141.0 million, or 154.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, largely due to the non-recurrence of prior-year fair value losses of $104.8 million related to the convertible notes that converted into Class A common stock in the first quarter of 2026. In addition, there was a $15.7 million increase in income from favorable foreign currency exchange rate movements, an $11.6 million increase in realized and unrealized gains on digital assets held as investments, and an $11.0 million increase in interest income received on corporate cash and cash equivalents balances, offset by a $19.6 million decrease primarily due to realized losses on embedded derivatives.
Income tax expense (benefit)
Income tax expense (benefit). Income tax expense (benefit) changed by $47.9 million, or 119.3%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase primarily reflects tax benefits recognized in 2025 following the enactment of the One Big Beautiful Bill Act, which permitted the immediate deduction of domestic research and development costs, as well as 2025 research and development tax credit benefits recognized due to available carryback capacity.

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

(in thousands, except percentage information)	September 30, 2026	December 31, 2025	$ Change	% Change
ASSETS
Current assets:
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins)	$2,716,412	$2,349,009	$367,403	15.6%
Cash and cash equivalents segregated for the benefit of stablecoin holders	73,574,857	75,067,932	(1,493,075)	(2.0%)
Accounts receivable, net	67,972	62,866	5,106	8.1%
Prepaid expenses and other current assets	334,448	321,660	12,788	4.0%
Non-current assets:
Investments	124,356	84,265	40,091	47.6%
Fixed assets, net	21,150	22,791	(1,641)	(7.2%)
Digital assets	130,014	86,515	43,499	50.3%
Intangible assets, net	446,352	411,146	35,206	8.6%
Deferred tax assets, net	9,079	11,110	(2,031)	(18.3%)
Other non-current assets	27,203	27,379	(176)	(0.6%)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deposits from stablecoin holders	$73,451,092	$74,912,567	$(1,461,475)	(2.0%)
Accounts payable and accrued expenses	290,764	360,609	(69,845)	(19.4%)
Convertible debt, net of debt discount	—	36,821	(36,821)	(100.0%)
Other current liabilities	73,479	18,398	55,081	299.4%
Non-current liabilities:
Deferred tax liabilities, net	27,228	28,702	(1,474)	(5.1%)
Other non-current liabilities	19,488	25,337	(5,849)	(23.1%)
Stockholders’ equity:
Additional paid-in capital	4,823,113	4,610,216	212,897	4.6%
Accumulated deficit	(963,211)	(1,292,709)	329,498	25.5%
Total stockholders’ equity	3,863,888	3,330,773	533,115	16.0%
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
Current assets
Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins). Cash and cash equivalents (including cash and cash equivalents segregated for corporate-held stablecoins) increased by $367.4 million, or 15.6%, as of September 30, 2026, compared to December 31, 2025. Refer to “— Liquidity and Capital Resources — Cash Flows” below for further discussion on the net cash flows from operating activities, investing activities and financing activities during the period.

Cash and cash equivalents segregated for the benefit of stablecoin holders. Cash and cash equivalents segregated for the benefit of stablecoin holders decreased by $1.5 billion, or 2.0%, as of September 30, 2026, compared to December 31, 2025, due to a $1.4 billion decrease in USDC in circulation. Refer to “— Liquidity and Capital Resources — Composition of USDC reserves” below for further discussion of the composition of the reserves.
Accounts receivable, net. Accounts receivable, net increased by $5.1 million, or 8.1%, as of September 30, 2026, compared to December 31, 2025, driven by a $30.2 million increase in accounts receivables primarily related to integration services for new blockchain launches and maintenance and support fees, largely offset by a $19.9 million decrease primarily due to realized losses on certain embedded derivatives associated with digital assets receivable for integration services and a $5.4 million increase in provision for expected credit losses.
Prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $12.8 million, or 4.0%, as of September 30, 2026, compared to December 31, 2025, largely driven by a $43.0 million increase in prepaid sponsorship costs, net of amortization, and a $3.3 million investment in cirBTC digital assets, offset by a $21.8 million decrease in reserve income receivables due to lower average interest rates, and a $15.3 million decrease in income tax receivables.
Non-current assets
Investments. Investments increased by $40.1 million, or 47.6%, as of September 30, 2026 compared to December 31, 2025, due to a $34.0 million increase in new strategic investments and a $5.2 million increase due to net unrealized gains on certain investments.
Digital assets. Digital assets increased by $43.5 million, or 50.3%, as of September 30, 2026 compared to December 31, 2025, due to a $21.1 million increase in purchases of digital assets, a $9.4 million increase due to mark-to-market fluctuations in prices of digital assets, a $7.5 million increase in digital assets received for services, and a $7.1 million increase in blockchain rewards revenue.
Intangible assets, net. Intangible assets, net increased by $35.2 million, or 8.6%, as of September 30, 2026 compared to December 31, 2025, due to a $19.6 million increase in acquired patents, net of amortization, and a $15.2 million increase in capitalization of internally developed software, net of amortization.
Current liabilities
Deposits from stablecoin holders. Deposits from stablecoin holders decreased by $1.5 billion, or 2.0%, as of September 30, 2026, compared to December 31, 2025. Refer to the “Cash and cash equivalents segregated for the benefit of stablecoin holders” narrative above for further discussion.
Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased by $69.8 million, or 19.4%, as of September 30, 2026, compared to December 31, 2025, due to a $48.3 million decrease in stablecoin redemption liabilities, a $15.3 million decrease in accrued compensation expenses primarily driven by payments of the year-end accrued bonus and payroll taxes in the first quarter of 2026, net of accrued bonus expense recognized during the nine months ended September 30, 2026, and an $11.6 million decrease in accrued distribution costs and incentive costs.
Convertible debt, net of debt discount. Convertible debt, net of debt discount decreased by $36.8 million, or 100.0%, as of September 30, 2026, compared to December 31, 2025, due to the conversion of the outstanding convertible notes into Class A common stock in the first quarter of 2026.
Other current liabilities. Other current liabilities increased by $55.1 million, or 299.4%, as of September 30, 2026, compared to December 31, 2025, due to a $60.4 million net increase in deferred revenue related to the ARC token presale during the nine months ended September 30, 2026.
Stockholders’ equity
Stockholders’ equity. Stockholders' equity increased by $533.1 million, or 16.0%, as of September 30, 2026, compared to December 31, 2025, largely due to $329.5 million of net income attributable to common stockholders recognized during the nine months ended September 30, 2026, a $182.3 million increase in stock-based compensation, a $100.0 million increase from the issuance of Class A common stock in connection with a private placement offering, a $45.7 million increase resulting from the issuance of common stock upon the exercise of stock options, and a $39.4 million increase due to the conversion of the outstanding convertible notes into Class A common stock. These increases are partially offset by a $198.2 million decrease related to the issuance of common stock upon the settlement of RSUs, net of shares withheld.

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
Beginning in the first quarter of 2026, we have amended the above definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation, because these taxes are directly related to stock-based compensation expense which is already excluded from Adjusted EBITDA. These expenses represent employer payroll taxes related to the vesting and settlement of certain equity awards, and are variable with our stock price and other factors outside of our control. The change had no material effect on the prior periods presented.
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

The following table reconciles Adjusted EBITDA to net income (loss) from continuing operations, the most closely comparable GAAP financial measure, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$226,012	$214,385	$329,472	$(202,924)
Less: Net loss attributable to noncontrolling interests	(12)	—	(26)	—
Net income (loss) attributable to common stockholders	$226,024	$214,385	$329,498	$(202,924)
Adjusted for:
Depreciation and amortization expenses	34,169	23,002	90,832	51,091
Interest expense, net of amortization of discounts and premiums	24	354	126	1,033
Interest income (1)	(14,102)	(13,453)	(42,328)	(31,370)
Income tax expense (benefit)	2,237	(61,294)	7,768	(40,151)
Stock-based compensation expense and related payroll taxes(2)	45,831	59,081	169,491	506,763
Legal expenses(3)	6,741	3,014	24,101	6,625
Realized and unrealized (gains) losses, net, on digital assets held for investment, other related investments and strategic investments	(18,545)	(2,267)	(18,922)	258
Impairment losses on strategic investments	—	500	366	1,006
Restructuring expenses(4)	9,145	—	9,145	—
Acquisition-related costs(5)	7,746	—	11,536	535
Change in fair value of convertible debt, warrant liability, embedded derivatives and U.S. Treasury securities	13,916	(56,212)	19,900	113,894
Charitable contributions to Circle Foundation(6)	4,629	—	17,777	—
Losses on sale of long-lived assets	—	6	—	21
Foreign currency exchange (gains) losses	(1,153)	(655)	(7,749)	7,950
Adjusted EBITDA	$316,662	$166,461	$611,541	$414,731

(1)Reflects interest income from corporate cash and cash and cash equivalents balances. For the avoidance of doubt, this amount does not include the impact of reserve income.
(2)Beginning in the first quarter of 2026, we have amended the definition of Adjusted EBITDA to exclude payroll tax expense related to stock-based compensation. We did not retrospectively apply this change to prior periods. For the three months ended September 30, 2026 and 2025, the payroll tax expense related to stock-based compensation was $2.7 million and $5.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the payroll tax expense related to stock-based compensation was $21.0 million and $12.2 million, respectively. In addition, the stock-based compensation expense in connection with the restructuring as discussed in (4) below was $(5.7) million due to related RSU forfeitures for the three and nine months ended September 30, 2026.
(3)Reflects litigation expenses related to the FT Partners litigation, legal and settlement expenses related to legacy businesses, and legal fees and other costs related to one-time regulatory matters. Refer to Note 22 to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a summary of certain of these legal matters.
(4)Reflects charges related to a workforce reduction of approximately 5% designed to better align our organizational structure with our operating model and strategic priorities. Restructuring expenses primarily consisted of cash expenditures for notice period and severance payments, employee benefits and related costs.
(5)For the three and nine months ended September 30, 2026, reflects one-time legal and professional services costs related to the pending Tazapay acquisition, and special one-time compensation related to an asset acquisition that closed in January 2026. For the nine months ended September 30, 2025, reflects one-time legal and professional services costs related to the Hashnote acquisition in January 2025.
(6)Reflects the charge related to the charitable contribution of shares of our Class A common stock for the benefit of Circle Foundation, a donor-advised fund. Refer to Note 15 to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further details on donations to Circle Foundation.

Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including our working capital and capital expenditure needs and other commitments. Our recurring working capital requirements relate mainly to our cash operating costs. Our capital expenditure requirements consist mainly of software development related to our product development and are primarily dependent on the expansion of our products as well as salaries and wages of employees associated with internally developed software projects.
As of September 30, 2026, we had total liquid sources of $2.7 billion, which consisted of $1.7 billion in Cash and cash equivalents and $1.0 billion in Cash and cash equivalents segregated for corporate-held stablecoins on the unaudited Condensed Consolidated Balance Sheets. We believe our operating cash flows, together with our total liquidity sources on hand, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form 10-Q. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we continue to invest in the expansion of our products and services. Operating payments made in the form of corporate-held stablecoins are utilized and presented on the unaudited Condensed Consolidated Statements of Cash Flows in the same manner as if such payments were settled in cash. Refer to Note 2 Deposits from Stablecoin Holders in the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional details regarding the accounting for the use of corporate-held stablecoins on our unaudited Condensed Consolidated Statements of Cash Flows.
Cash and cash equivalents segregated for the benefit of stablecoin holders was $73.6 billion and $75.1 billion as of September 30, 2026 and December 31, 2025, respectively. This represents cash and cash equivalents maintained in segregated reserve accounts. We segregate the use of the assets underlying the customer funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to stablecoin holders.
Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

(in millions, except percentages)	September 30, 2026	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Asset Class	Fair Value	Average Yield	Average Yield	Fair Value	Average Yield	Average Yield
Cash	$9,732	3.05%	3.05%	$9,649	3.54%	3.49%
U.S. Treasury securities	$1,758	3.76%	3.76%	$—	—%	—%
Circle Reserve Fund	$62,467	3.62%	3.59%	$64,165	4.24%	4.25%
As of September 30, 2026 and 2025, USDC reserves held as cash balances at banks (labeled as “Cash” in the table above) significantly exceeded the FDIC insurance limit of $250,000 per financial institution. As of September 30, 2026 and 2025, FDIC deposit insurance related to financial institutions where USDC reserves were held was limited to an aggregate amount of $2.3 million (representing nine FDIC-insured financial institutions) and $1.3 million (representing five FDIC-insured financial institutions), respectively. The liabilities related to Deposits from stablecoin holders on the unaudited Condensed Consolidated Balance Sheets are not covered by FDIC deposit insurance.

As of September 30, 2026, approximately 84% of USDC reserves are held in the Circle Reserve Fund. The remaining amount is held in cash distributed across multiple banks and, starting from 2026, in U.S. Treasury securities held outside of the Circle Reserve Fund. We allocate USDC reserves across the different types of reserve assets in accordance with our reserve management standard in a manner designed to ensure available liquidity to meet redemption requests.
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
Warrants
In April 2023, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to 4.5 million common shares of a consolidated subsidiary that will be automatically converted one-for-one into shares of Class A common stock upon exercise. The warrants have an exercise price of $42.14 per share and an exercise period of ten years from the grant date. The warrants are subject to certain service conditions to be achieved over a two-year period and performance conditions to be achieved over a five-year period. As of September 30, 2026, 3.4 million of these warrants have expired. The vesting conditions for the remaining warrants have not been met, and none of the common shares associated with these warrants have been exercised or forfeited.
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

In December 2024, Circle entered into an agreement with a commercial counterparty to grant warrants to purchase up to approximately 2.9 million shares of Class A common stock. The warrants have an exercise price of $22.71 per share and an exercise period of six years from the grant date. The vesting of the warrants is subject to certain conditions to be achieved over a three-year period. As of September 30, 2026, 1.0 million of these warrants have vested, and the counterparty elected to exercise nil and 1.0 million of the warrants during the three and nine months ended September 30, 2026, respectively, resulting in the net issuance of approximately nil and 0.7 million shares of Class A common stock during the three and nine months ended September 30, 2026, respectively. None of the common shares associated with these warrants have been forfeited or expired.
Private Placement
In September 2026, Circle entered into a subscription agreement with Binance pursuant to which the Company issued and sold to Binance 1.2 million shares of the Company’s Class A common stock at $80.84 per share, for aggregate proceeds of $100.0 million.
Other commitments and contingencies
Our commitments for facilities' leases under non-cancelable operating leases amounted to $25.4 million as of September 30, 2026. As of the date of this Form 10-Q, we did not have any other material commitments for cash expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated:

(in millions)	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$523	$293
Net cash used in investing activities	(101)	(66)
Net cash (used in) provided by financing activities	(1,554)	30,315
Operating Activities
Net cash provided by operating activities was $523.0 million and $293.0 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in an increase of $229.9 million. The increase in net cash provided by operating activities was primarily due to $242.2 million in proceeds received from the presale of our ARC tokens during the nine months ended September 30, 2026.
Investing Activities
Net cash used in investing activities was $100.5 million for the nine months ended September 30, 2026, primarily driven by $57.5 million in capitalization of internally developed software, $30.4 million in purchases of long-lived assets, and $13.3 million in purchases of strategic investments. Net cash used in investing activities was $66.5 million for the nine months ended September 30, 2025, primarily driven by $40.5 million in capitalization of internally developed software, $11.5 million in purchases of long-lived assets, $7.7 million in net cash consideration related to the Hashnote acquisition, and $7.7 million in purchases of strategic investments.

Financing Activities
Net cash used in financing activities was $1.6 billion for the nine months ended September 30, 2026, reflecting a $1.4 billion decrease in net changes in deposits held for stablecoin holders primarily due to a decrease in USDC in circulation, and a decrease of $198.0 million from payments of withholding taxes on settlement of restricted stock units. Net cash provided by financing activities was $30.3 billion for the nine months ended September 30, 2025, reflecting a $29.5 billion increase in net changes in deposits held for stablecoin holders primarily due to an increase in USDC in circulation, and $1.0 billion in proceeds received from the issuance of common stock in connection with the IPO and follow-on public offering, net of underwriting discounts and commissions and offering costs, offset by a decrease of $213.9 million from payments of withholding taxes on settlement of restricted stock units.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for certain judgments and estimates in relation to the ARC token presale transactions as described below. Refer to Note 2 in the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for updates to disclosures of accounting standards required to be adopted in the future.
ARC token presale
We accounted for the ARC token presale transactions in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The Company's performance obligation under the token purchase agreements includes the mint and distribution of the ARC token and the enhancement of its functionality on the Arc network through transition to a Proof-of-Stake consensus mechanism, which requires management to make certain judgments and estimates in recognizing revenue.

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
In the following analysis, we modeled the impact of hypothetical changes in interest rates on our reserve income and distribution and transaction costs for the following twelve-month period. We assume that the amount of USDC in circulation throughout this period is equal to the amount of USDC in circulation as of September 30, 2026, due to the inherent uncertainties described above in respect of predicting or forecasting USDC in circulation; such changes in interest rates occur on October 1, 2026 and are held constant through the period and impact all reserve assets equally; and our allocation of reserve assets do not change, as we are unable to predict the market and yield reactions to interest rate changes. The table below summarizes the hypothetical impact on our operating results for the following twelve-month period based on our internal modeling, which are subject to uncertainties and limitations as discussed above (in millions):

Change in interest rates from average yield of 3.62% in September 2026	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,478	$742
+100 bps	$739	$371
-100 bps	$(739)	$(371)
-200 bps	$(1,478)	$(742)

Change in interest rates from average yield of 4.10% in September 2025	Estimated change in reserve income	Estimated change in distribution and transaction costs
+200 bps	$1,480	$750
+100 bps	$740	$375
-100 bps	$(740)	$(375)
-200 bps	$(1,480)	$(750)
Foreign currency risk
Our reporting currency is the U.S. dollar and the functional currency of our international operations is its local currency. The assets and liabilities of each of our international operations are translated into dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Fluctuations in exchange rates between the U.S. dollar and other currencies may adversely affect our revenues and other operating results, as expressed in U.S. dollars, depending on the direction and magnitude of the changes and our underlying currency exposures. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in Other income (expense), net on our unaudited Condensed Consolidated Statements of Operations. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. A 10.0% increase or decrease in current exchange rates would not have a material effect on our operating results or financial condition for the three and nine months ended September 30, 2026 and 2025.

Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A. Risk Factors
Our business and Class A common stock are subject to many risks, which could materially affect our business, financial condition, or future results. You should carefully consider the risk factors and other cautionary statements described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the SEC on March 9, 2026, as updated and supplemented by Part II, Item 1A, “Risk Factors,” of our Quarterly Reports on Form 10-Q filed with the SEC on May 11, 2026 and August 5, 2026, together with the other information in this Quarterly Report on Form 10-Q. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in those filings.
Additional risks and uncertainties not currently known to us, or that we currently deem immaterial, may also materially and adversely affect our business, financial condition, or future results. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
In July 2026, we issued 479,965 shares of our Class A common stock, with a fair value of $34.1 million, to former Hashnote equity holders upon release of shares held back to secure their indemnification obligations. No underwriters were involved in this transaction. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act in that the transaction was between an issuer and sophisticated investors and did not involve any public offering.
In July 2026, we issued 265,778 shares of our Class A common stock, with a fair value of $16.3 million, to Cybavo employees as compensation for post-combination services. No underwriters were involved in this transaction. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act in that the transaction was between an issuer and sophisticated investors or members of its management and did not involve any public offering.
In August 2026, we issued 65,655 shares of our Class A common stock, with a fair value of $4.2 million, in connection with the acquisition of the intellectual property of Informal Systems Inc. The securities were issued to the seller in the asset acquisition. No underwriters were involved in this transaction. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act in that the transaction was between an issuer and a sophisticated investor and did not involve any public offering.
In September 2026, we issued 1,237,011 shares of our Class A common stock for aggregate consideration of $100.0 million to an affiliate of Binance in connection with the subscription agreement we entered into with such affiliate. No underwriters were involved in this transaction. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act in that the transaction was between an issuer and a sophisticated investor and did not involve any public offering.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
On August 7, 2026, Jeremy Allaire, the Company's Co-Founder, Chairman, and Chief Executive Officer, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 under the Exchange Act. Mr. Allaire’s plan provides for the sale of up to 373,588 shares of Class A common stock through May 28, 2027, which includes (i) 337,204 shares of Class A common stock held directly by Mr. Allaire (following the conversion of Class B common stock to Class A common stock immediately prior to the sales) and (ii) an aggregate of 36,384 shares of Class A common stock held through Spruce Trust, Oak Trust, Chestnut Trust, and Beech Trust, each an irrevocable nongrantor trust, of which Mr. Allaire’s legal counsel is the sole trustee and Mr. Allaire’s children are beneficiaries. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and May 28, 2027. The plan was adopted during an open trading window and includes a cooling-off period consistent with SEC requirements. No trades will be effected under the plan until the expiration of Mr. Allaire's previously reported trading plan adopted on March 3, 2026.
On August 10, 2026, Heath Tarbert, the Company's President, terminated his previous trading plan, which intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act, entered into on March 10, 2026, which provided for the sale of up to 160,000 shares of Class A common stock through December 31, 2026 (the “Previous Tarbert Plan”). As of the termination of the Previous Tarbert Plan, 39,240 shares of Class A common stock had been sold under the plan. The termination of the Previous Tarbert Plan occurred during an open trading window and in accordance with the Company’s policies. On August 10, 2026, Mr. Tarbert entered into a new trading plan, intended to satisfy the conditions under Rule 10b5-1 under the Exchange Act. Mr. Tarbert’s new plan provides for the sale of up to 350,000 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through August 6, 2027. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and August 6, 2027. The plan was adopted during an open trading window and includes a cooling-off period consistent with SEC requirements.
On August 13, 2026, Hossein Razzaghi, the Company's Chief Commercial Officer, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 under the Exchange Act. Mr. Razzaghi’s plan provides for the sale of up to 65,707 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through June 4, 2027. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 4, 2027. The plan was adopted during an open trading window and includes a cooling-off period consistent with SEC requirements. No trades will be effected under the plan until the expiration of Mr. Razzaghi's previously reported trading plan adopted on March 9, 2026.
On August 17, 2026, Nikhil Chandhok, the Company's Chief Product and Technology Officer, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 under the Exchange Act. Mr. Chandhok’s plan provides for the sale of up to 110,000 shares of Class A common stock through June 9, 2027. Mr. Chandhok’s plan also provides for the exercise and sale of an additional 360,057 options to cover Mr. Chandhok's tax obligations. The foregoing transactions will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares and options under the plan are sold and June 9, 2027. The plan was adopted during an open trading window and includes a cooling-off period consistent with SEC requirements. No trades will be effected under the plan until the expiration of Mr. Chandhok’s previously reported trading plan adopted on March 10, 2026.
On August 20, 2026, Jeremy Fox-Geen, the Company's Chief Financial Officer, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 under the Exchange Act. Mr. Fox-Geen’s plan provides for the sale of up to 309,123 shares of Class A common stock (including shares issuable upon exercise of outstanding stock options) through May 28, 2027. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and May 28, 2027. The plan was adopted during an open trading window and includes a cooling-off period consistent with SEC requirements. No trades will be effected under the plan until the expiration of Mr. Fox-Geen’s previously reported trading plan adopted on March 6, 2026.
On August 27, 2026, Tamara Schulz, the Company's Chief Accounting Officer, entered into a trading plan intended to satisfy the conditions under Rule 10b5-1 under the Exchange Act. Ms. Schulz's plan provides for the sale of up to 24,824 shares of Class A common stock through May 28, 2027. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and May 28, 2027. The plan was adopted during an open trading window and includes a cooling-off period consistent with SEC requirements.

On September 8, 2026, Bradley Horowitz, a director of the Company, entered into a trading plan, intended to satisfy the conditions under Rule 10b5-1 under the Exchange Act. Mr. Horowitz's plan provides for the sale of up to 7,656 shares of Class A common stock through November 30, 2027. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and November 30, 2027. The plan was adopted during an open trading window and includes a cooling-off period consistent with SEC requirements.
Other than the foregoing, during the fiscal quarter ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference

Number	Exhibit Description	Form	Date Filed	Filed Herewith

2.1**
Share Purchase Agreement, dated as of September 4, 2026, by and among Taurus Acquisition Inc., the Sellers, Tazapay Pte. Ltd., Fortis Advisors LLC as Sellers' Representative, and Circle Internet Group, Inc.
		8-K	9/8/2026
10.1§	Intellectual Property Disclaimer, Assignment, and Revenue Direction Agreement, between the Company and Jeremy Allaire			X
10.2§	Post-Termination Restrictive Covenant Agreement of Jeremy Fox-Geen			X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			X

101.SCH	Inline XBRL Taxonomy Extension Schema Document			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101			X
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

** Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

§ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRCLE INTERNET GROUP, INC.

Date: November 4, 2026	By:	/s/ Jeremy Allaire
Name: Jeremy Allaire
Title: Chief Executive Officer (Principal Executive Officer)

CIRCLE INTERNET GROUP, INC.

Date: November 4, 2026	By:	/s/ Jeremy Fox-Geen
Name: Jeremy Fox-Geen
Title: Chief Financial Officer (Principal Financial Officer)